Form 10-Q
period 2008-04-30
NP Capital Corp
filed 2008-06-13
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER 333-148155

NP Capital Corp.
(Name of small business issuer in its charter)

Delaware	3674	20-5241121
(State or other Jurisdiction of Incorporation	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
or Organization)

NP Capital Corp
818 A1A North
Suite 201
Ponte Vedra Beach, Florida 32082
(904) 280-2669
 (Address and telephone number of principal executive offices and principal place of business)

Bradley C. Holt, Chief Executive Officer
NP Capital Corp
818 A1A North
Suite 201
Ponte Vedra Beach, Florida 32082
(904) 280-2669
(Name, address and telephone number of agent for service)

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  {  }  No {X }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 10, 2008, the Company had outstanding 10,493,256 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes  {  }  No { X }

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the form S-1/A.  When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of NP Capital, Corp. ("NP Capital” or the ”Company") may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NP Capital Corp
 (A development stage Company)
BALANCE SHEET
As of April 30, 2008
(UNAUDITED)

ASSETS

Current assets
Cash	$658,937
Prepaid expenses	5,000

Total current assets	663,937

Total assets	$663,937

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses	$58,372

Total current liabilities	58,372

Stockholders' equity
Common stock; $0.001 par; 30,000,000 authorized	10,493
10,493,256 issued & outstanding
Paid-in capital	1,647,922
Common stock payable	1,441,550
Deficit accumulated during development stage	(2,494,400)

Total stockholders' equity	605,565

Total liabilities and stockholders' equity	$663,967

The accompanying notes are an integral part of these financial statements.

NP Capital Corp
(A development stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30, 2008	For the Three Months Ended April 30, 2007	For the Nine Months Ended April 30, 2008	For the Nine Months Ended April 30, 2007	Since inception through April 30, 2008
Revenues, net	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-

Operating expenses
Selling, general and administrative	767,919	21,981	2,163,092	24,472	2,269,590
Research and development	-	77,000	16,143	97,000	153,069
Total operating expenses	767,919	98,981	2,179,235	121,472	2,422,659

Loss from operations	767,919	98,981	2,179,235	121,472	2,422,659

Other Income (expense)
Interest and other income	5,805	2	6,735	429	7,764
Bad debt related to notes receivable, related party	-	-	(68,100)	-	(68,100)
Loss on sale of investment and related discounts, related party	-	-	-	-	(11,405)
Total other income (expense)	5,805	2	(61,365)	429	(71,741))

Net loss	$(762,114)	$(98,979)	$(2,240,600)	$(121,043)	$(2,494,400))

Net loss per share – basic and diluted	$(0.07)	$(0.02)	$(0.23)	$(0.02)	$(0.22))

Weighted average shares outstanding – basic and diluted	10,493,256	6,201,779	9,821,595	5,963,846	7,746,389

The accompanying notes are an integral part of these financial statements.

NP Capital Corp
(A development stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

			Additional	Common		Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

Inception June 20, 2006	3,000	$3	$27	$-	$-	$30

Stock authorized for founders services June 2006	-	-	-	5,400	-	5,400

Net loss	-	-	-	-	(11,395)	(11,395)

Balances, July 31, 2006	3,000	3	27	5,400	(11,395)	(11,395)

Stock for services at $0.03, August 2006	400,000	400	11,600	-	-	12,000

Founders stock issued at $.001 per share, April 2007	5,400,000	5,400	-	(5,400)	-	-

Stock issued through private placement at $0.35, May 2007	981,715	982	342,573	-	-	343,555

Stock issued for services at $0.35, May 2007	3,000	3	1,047	-	-	1,050

Stock payable through private placement at $0.35 July 2007	-	-	-	111,475	-	111,475

Net loss	-	-	-	-	(242,405)	(242,405)

Balances, July 31, 2007	6,787,715	6,788	355,247	111,475	(253,800)	219,710

Stock issued through private placement at $0.35 September 2007	648,227	648	226,232	(111,475)	-	115,405

Stock issued for services at $0.35, September 2007	7,314	7	1,993	-	-	2,000

Stock issued as employee compensation at $0.35 September 2007	3,050,000	3,050	1,064,450	-	-	1,067,500

Net loss	-	-	-	-	(1,191,519)	(1,191,519)

Balances, October 31, 2007 (Unaudited)	10,493,256	10,493	1,647,922	-	(1,445,319)	213,096

Stock payable through private placement at $0.50 January 2008	-	-	-	500,000	-	500,000

Net loss	-	-	-	-	(286,967)	(286,967)

Balances, January 31, 2008 (Unaudited)	10,493,256	10,493	1,647,922	500,000	(1,732,286)	426,129

Stock payable through private placement at $0.50 March 2008, net	-	-	-	441,550	-	441,550

Stock payable as compensation at $0.50, March 2008	-	-	-	500,000	-	500,000

Net loss	-	-	-	-	(762,114)	(762,114)

Balances, April 30, 2008 (Unaudited)	$10,493,256	$10,493	$1,647,922	$1,441,550	$(2,494,400)	$605,565

The accompanying notes are an integral part of these financial statements.

NP Capital Corp
(A development stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended	Inception through
	April 30, 2008	April 30, 2007	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,240,600)	$(121,043)	$(2,494,400))
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock and stock payable for services	1,569,500	13,050	1,587,980
Net loss on sale of investment and related discounts, related party	68,100	-	79,500
Change in operating assets and liabilities, net of effects of acquisitions
Prepaid expenses	-	(5,000)	(5,000))
Other accrued liabilities	38,761	(5,965)	58,372
Net cash used by operating activities	(564,239)	(118,958)	(773,548))

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in convertible debenture - related party	-	(29,505)	(134,500)
Cash received on note receivable - related party	-	-	55,000
Net cash used by investing activities	-	(29,505)	(79,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	1,056,955	343,555	1,511,985
Proceeds from note payable - related party	-	-	60,000
Principle payments on notes payable - related party	-	(60,000)	(60,000)
Net cash provided by financing activities	1,056,955	283,555	1,511,985

Net increase (decrease) in cash and cash equivalents	492,716	135,092	658,937

Cash and cash equivalents at beginning of year	166,221	10,000	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$658,937	$145,092	$658,937

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NP Capital Corp
(A development stage Company)
Notes to Financial Statements
April 30, 2008
  ( UNAUDITED)

1.	Nature of Operations

NP Capital Corp. a development stage Company   and a Delaware corporation (the "Company” ), is a renewable energy company focused on the development and commercialization of solar energy products and technologies for a wide range of applications including power production for solar parks, commercial buildings and residential homes.  The Company’ s inception was June 20, 2006 and to date we have generated no revenues from operations.

We intend to enter into supply agreement(s) with leading manufacturers of solar electric power products and technologies which directly convert sunlight into electricity. We are seeking solar cells that have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market.

We will then offer the solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network. Our initial solar s ales efforts will be focused on residential and commercial applications where the high performance or our selected solar power products will provide compelling customer benefits. We will sell our products in many countries, principally in regions where government incentives have accelerated solar power adoption.

In addition, we have targeted several sectors of the solar products, technology and operations markets as potential areas of interest for acquisitions, marketing agreements and other business partnership opportunities with the potential to support our expansion of our business.

2.	Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the fourth quarter of fiscal 2008. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We anticipate a requirement of $1.2 million in funds over the next twelve months. Part of this requirement is due to the anticipation of adding additional staff in the future assuming we are successful in selling our solar panels and/or the start of development by us on future solar park sites or other projects. Currently we have approximately $658,000 cash on hand which means there will be an anticipated shortfall of $542,000.  If we are unable to increase our liquidity of available cash for planned operations and activities in months 6-12, then we will need to reduce the outflows of cash for operating expenses, which will allow us to continue past twelve months with the current level of available cash.  There are currently no known demands or commitments other than the employment agreements of the executives and our current lease commitment that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employment agreements and office rent for the next 12 months. If necessary, the officers may accrue salaries to conserve cash.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through  the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price .

     Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We bas e our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying d financial statements arise from our belief that we will secure an a d equate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No.  104, “Revenue Recognition” (“ SAB 104” ). The Company generates revenue from the sale of photovoltaic panels, photovoltaic roofing systems, balance of system products, and management system products to our dealers or other parties. The Company anticipates it will  not perform any installations. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable presented net of the allowance for doubtful accounts. Due to the lack of accounts receivable balance at April 30, 2008 and 2007, respectively, there was no allowance for doubtful accounts at either of the respective quarter end dates.

Warranty Reserves

Due to the fact that the company made no shipments made during the year ended July 31, 2007 or the nine months ended April 30, 2008, the Company did not recognize warranty expense, and accordingly, as of April 30, 2008 there was no warranty reserve. It is customary in the Company's business and industry to warrant or guarantee the performance of photovoltaic roofing products at certain levels of conversion efficiency for extended periods, up to  25 years. It is also customary to warrant or guarantee the functionality of inverters and balance of systems for 10 years. The Company  therefore plans to maintain warranty reserves based on 0.5 % of revenue upon shipment of product to customers as a component of cost of sales to cover the potential liability that co u ld arise from these guarantees. The Company's potential liability is generally in the form of product replacement. As necessary, the Company's warranty reserve will also include specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts that are readily convertible into cash. These are purchased with original maturities of three months or less.

Inventory

Inventories will consist of photovoltaic cell, solar panels and other component material for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of  inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.  There are currently no inventories as of April 30, 2008.

Fixed Assets

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset

Expenditures for maintenance and repairs are charged to operations. There are currently no fixed assets as of April 30, 2008.

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of April 30, 2008, we had no Long Lived Assets.

Stock-Based Compensation

We have adopted the fair value recognition provisions of SFAS  No. 123(R), using the modified prospective application transition method.   Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.   The Company issues stock as compensation for services at the current market fair value.

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the fair value of the services performed due to the lack of historical fair value of the equity instruments.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Foreign Currency

Gains and losses from foreign exchange transactions will be included in the  statements of operations and currently there are none.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential issuances of common stock, including shares to be issued upon exercise of stock options and warrants, in the weighted average number of shares of common stock outstanding for a period and is not presented where the effect is anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida . Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limit s. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

4.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities , to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140,  Accounting for the Impairment or Disposal of Long-Lived Assets , to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than   another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not   expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 10 9  (“ FIN 48” ). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on t he technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results   of operations.

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” . SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective a s of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company will adopt SFAS No. 157 in its three months ending May 31, 2008 . The Company is currently evaluating the provisions of SFAS No. 157 and has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

In February 2007, the FASB issued SFAS No.  159 “ The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

5.	Accrued Expenses

 Accrued expenses consist of the following as of April 30, 2008:

Professional and other expenses	$17,433
Salaries and wages expense	40,939
$58,372

6.	Stockholders' Equity

Common Stock

The Board of Directors voted to increase its authorized capital stock from 15,000,000 common shares to 30,000,000 common shares, $0.001 par value per share, subject to shareholder approval.    There are 10,493,256 shares of common stock issued and outstanding as of April 30, 2008.

During the period from inception through July 31, 2006 the Company’ s equity structure was shared equally between the original founders by 33.3% each between Mike Dodak, David Fann and Paul Cox and had issued 1,000 shares each for a total of 3,000 shares.  The officers of the Company were Paul Cox, President, David Fann, Secretary and Michael Dodak, Treasurer.

On August 2, 2006 the Company authorized to the founders 1,800,000 shares for services valued at $1,800, per founder, and subsequently issued these 1,800,000 shares of common stock at par value of $0.001 to each of the three founder s for a total of 5,400,000 shares of common stock.  At the end of August 2006 the Company authorized 400,000 shares for consulting services at a price of $0.03 per share or $12,000, for the fair value of the services.  During the fiscal period ended July 3 1, 2007 there was a private placement outstanding valuing one unit at $0.35; made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.70.   In a series of cash transactions during the year ending July 31, 2007 981,715 shares of common stock were issued in a private placement for $343,555.  The Company also sold in a private placement $111,475 worth of common stock payable as of July 31, 2007 at a price of $0.35 per share.

During the three months ending October   31, 2007  329,728 shares of common stock were sold in a private placement for $ 115,405 , net of wire fees.   Also during the period there were 7,314 shares of common stock issued for services.  The Company issued 3,050,000 shares of common stock as compensation to employees at a value of $0.35 or $1,067,050 as noted below:

Brad Holt, CEO	1,800,000
Isabella Christensen	500,000
Dell Jones	500,000
David Surette	250,000

During the three months ended January 31, 2008, the Company sold 1,000,000 units; comprised of 1,000,000 shares of common stock, valued at $0.50 per share, along with two common stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,000,000 units were sold in a private placement for $500,000.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares have been issued during June 2008.

The Company closed its private placement in March 2008 and sold 1,106,000 units; comprised of 1,106,000 shares of common stock, valued at $0.50 per share, along with two commons stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,106,000 units were sold in a private placement for $441,550, net of cash fees for $111,450 and an additional 1,000,000 warrants issued for an exercise price of $0.50.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares have been issued during June 2008.

During the March, 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000.  The shares are expected to be issued during June, 2008.

Warrants

As of April 2008 warrants to purchase 981,715, 648,227, 2,000,000, 1,000,000 and 2,212,000 shares , respectively of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date
1,000,000	$.50	March, 2011
981,715	$.70	July, 2009
648,227	$.70	August, 2009
1,000,000	$.75	January, 2011
1,000,000	$1.50	January, 2011
1,106,000	$.75	March, 2011
1,106,000	$1.50	March, 2011

7.	Commitments and Contingencies

Operating Leases

The Company entered into a new lease agreement during October 2007, starting December 1, 2007 and allowed the prior lease to expire as of December 31, 2007.  The Company conducts all of its operations from a leased facility. The lease is for a 15 month term and, contains annual escalation clauses and provides for renewal after the expiration of the initial term.  Management expects that in the normal course of business this lease will be renewed or replaced by other lease(s). The lease expires on January 31, 2009.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 30, 2008:

Remaining months as for the fiscal year ending July 31, 2008	$6,658

2009	13,316

$19,974

Rent expense was $6,657  and $0 for the nine months ended April 30, 2008 and 2007, respectively.

Agreements for investor relations services

The Company has not committed to an agreement for investor relations' and public relations services.

Management services

The Company has no employment or consulting agreements.

Supply of Materials

There is currently an industry-wide shortage of semi-conductor grade silicon, an essential raw material in the production of certain of the Company's primary products. Continued shortages of silicon and other products used in the manufacture of the Company's products may result in significant price increases or the Company's inability to obtain needed raw materials on a timely basis, which could result in delays in manufacturing and adversely affect gross margins and results of operations.

Dependence on Limited Number of Suppliers

The Company intends to buy the majority of certain materials and components or systems used to install  its products from a very limited number of suppliers. The loss of one of these suppliers or a significant reduction in product availability from a principal supplier could have a material adverse effect on the Company's results of operations.

8.	Related Party Transactions

In March 2007, NP Capital entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of NP Capital. Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000  to NP Capital and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox. may return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

To account for the Note the Company determined the fair value of the Note on a discounted basis to be equal to $68,100, which represented the discounted balance to be paid by B.C. assuming early payments made within 90 days from closing as provided in the Note.  Based on the fair value of the note of $68,100, a loss totaling $11,405 was recorded for the year ended July 31, 2007 as reflected in the table below:

Consideration for sale of debenture:
Cash	$55,000
Note receivable	97,500
Total consideration	152,500

Immediate discount	(6,700)
Bank fee	(5)
Expected early payment discount	(22,700)

Total net consideration	123,095

Investment in convertible debenture	134,500

Loss on sale of investment	$(11,405)

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   During this quarter ended January 31, 2008 and as of April 30, 2008, the Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100 for the three months ended January 31, 2008, due to concerns of collectibility and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required January 2008 principal and interest payment.  The Company will continue to attempt collection of the outstanding principal and interest of the Note.

There is no continuing obligation on the Company under the terms of the Convertible Note.

During March 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000.  The shares are to be issued in June, 2008.
The Company has entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $220,000.  As of March 1, 2008 the salary has been increased to the $220,000 annual salary. Other performance bonuses  are available at the discretion of the board of directors.  There is an 18 month severance if terminated early.

The Company has entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.

The Company has entered into a five year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  As of March 1, 2008 the salary has been increased to the $150,000 annual salary. Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.

The Company has entered into a five year employment agreement with David Fann as VP of Corporate Communications. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  As of March 1, 2008 the salary has been increased to the $150,000 annual salary. Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.

9.	Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  There are no deferred tax assets or liabilities currently and therefore no basis for determining any benefit or loss.

10.	Subsequent Events

During June 2008, the Company has issued shares sold under a placement from December 2007 to March 2008 and closed in March, 2008.  During the early months of this year the Company continued to sell shares during its current private placement for one unit at $.50, which includes one share of the Company’s common stock, one common stock purchase warrant with and exercise price of $.75 and another common stock purchase warrant with an exercise price of $1.50.  As of March 28, 2008 the Company had closed the private placement with proceeds ending March 2008 for $441,550, net of cash fees for $111,450.

Shares totaling 1,000,000 and issued to Dell Jones and Isabella Christensen have been cancelled.

NP Capital is negotiating with at least two solar installation companies to purchase substantially all of their assets and assume certain liabilities for a combination of cash and stock. Each of these negotiations are in their early stages and there is no certainty that either or both of these negotiations will conclude in a purchase of the assets. The first company sells and installs solar panels to the residential market with approximately $850,000 in revenue, and the second company sells and installs both solar panels and solar water heating systems to the residential market with approximately $5.0 million revenue. If NP Capital is successful in completing it’s negotiations it is anticipated that a closing would occur during spring of 2008.

In addition, the Company has signed a Letter of Intent to purchase the assets of a company in the solar industry for a combination of cash and stock.  The Company is currently finalizing its due diligence on its current acquisition target, which. is in the business of distributing solar PV and solar thermal products, training dealers and installers in the solar industry, setting up a network of installers and dealers in the solar industry, and doing small installations of solar PV and solar thermal projects.  They bring in relationships with BP Solar and GE for redistribution of those products in the Southeast region.  Currently they are at a revenue run rate of approximately $1.8 million which will bring immediate cash flow and gross margin to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements. Such can be found in the Risk Factor section which appears in the Form S-1, as amended.  Our final prospectus was filed with the United States Securities & Exchange Commission on June 4, 2008.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include:

•	having a limited operating history and there is no certainty that we will ever generate revenue and achieve profitability and we may have variations in revenue,
•	being unable to manage our growth, if any, or implement our expansion strategy,
•
the need for additional financing may be necessary for the implementation of out growth strategy and with the possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,

•	the reduction or elimination of government and economic incentives could cause revenue to decline for NP Capital or if there is increased governmental regulation,
•	the current status of our business depends on securing contracts with suppliers and orders with customers and ensuring products to sell, while working in an environment with increased competition,
•	unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and,
•	a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of the Company included elsewhere herein and with previously reported Form S-1, as amended.

We are currently focused on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. To date, we have generated no revenues from operations.  We intend to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity. We are seeking solar cells that have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market.

We will then offer the solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network.  We intend to focus our sales in regions where government incentives have accelerated solar power adoption.  In addition, we intend to develop and maintain solar parks. The development and maintenance of solar parks requires a significant level of expertise and capital, which we currently do not possess.  We plan to obtain the expertise, either internally or through outsourcing, as well as obtain the capital necessary to complete solar park projects although there is no guarantee that we will be able to acquire such expertise or capital.  If we are unable to acquire or develop such expertise or capital, we will not be able to develop our planned solar park business and may be required to cease operations.  We anticipate that our customers will be utility companies and owners of large commercial property (as buyers of the energy produced from the installation of the solar panels) and owners of residential properties (both single and muli-family dwellings ) who would purchase the solar panels and consume the resultant electrical output.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has generated no revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

NP Capital Corp was formed on June 20, 2006.  We are currently focused on the commercialization of a targeted portfolio of solar products (amorphous thin film solar panels and ancillary products) and technologies for a wide range of applications including electrical power production. To date, we have generated no revenues from operations.   We intend to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity. We are seeking solar cells that have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market.   The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

In July 2006, we entered into a convertible debenture with a waste to energy development company, Envortus Inc. As such time, we intended to develop a business in the waste to energy market and this was our initial foray in to the market.  The officers and board members of NP Capital had ownership, officer positions and board positions in Envortus Inc. Under the terms of the convertible debenture, NP Capital could invest $250,000 in Envortus Inc over a period of time. NP Capital forwarded a total of $134,500 to Envortus Inc before deciding to continue its focus specifically in the solar area of the renewable energy market instead of waste to energy. NP Capital utilized funds raised from the sale of common stock and convertible debentures in order to fund the loan to Envortus Inc.

In March 2007, NP Capital entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of NP Capital. Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000  to NP Capital and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox. may return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

To account for the Note the Company determined the fair value of the Note on a discounted basis to be equal to $68,100, which represented the discounted balance to be paid by B.C. assuming early payments made within 90 days from closing as provided in the Note.  Based on the fair value of the note of $68,100, a loss totaling $11,405 was recorded for the year ended July 31, 2007 as reflected in the table below:

Consideration for sale of debenture:
Cash	$55,000
Note receivable	97,500
Total consideration	152,500

Immediate discount	(6,700)
Bank fee	(5)
Expected early payment discount	(22,700)

Total net consideration	123,095

Investment in convertible debenture	134,500

Loss on sale of investment	$(11,405)

As of January 31, 2008, the Company allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100.  For the three months ended April 30, 2008, the Company maintained this reserve due to concerns of collectibility and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in Jauary 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required January 2008 principal and interest payment.  The Company will continue to attempt collection of the outstanding principal and interest of the Note.

For the fiscal year ended July 31, 2007, we had generated no revenues and we incurred losses of $242,405, of which $13,050 was non-cash stock compensation.  For the period ending April 30, 2008, we had generated no revenues and we incurred losses of $2,179,235, of which $1,569,500 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as product research and business development. During the year ended July 31, 2007 and subsequent nine month period ended April 30, 2008, we are considered a development stage company. We expect to continue to use cash in our operating activities for at least the next year as we expand our research and development and define suppliers and sales prospects .

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our condensed financial statements, either because of the significance of the condensed financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

In preparing these condensed financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the condensed financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies

We currently generate the following types of revenues:
•	Sales of solar PV panels and solar thermal systems,
•	Development and installation of solar projects,
•	Financing of solar projects,

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, solar systems, solar supplies and panel sales revenue are recognized when shipped; installation revenue is recognized when the installation of a system and the services have been completed; revenue from the development of solar projects will be recognized when the development or project is generating electricity under an interconnect contract with a utility or commercial entity; and financial fees will be recorded when financings are completed.

Inventory.

There is no current inventory as of the quarter ending April 30, 2008.

Inventories, which are stated at the lower of cost or market as determined using the first in first out method.

Warranty Reserves

Due to the fact that the company made no shipments made during the year ended July 31, 2007 or the quarter ended April 30, 2008, the Company did not recognize warranty expense, and accordingly, as of April 30, 2008 there was no warranty reserve. It is customary in the Company's business and industry to warrant or guarantee the performance of  photovoltaic roofing products at certain levels of conversion efficiency for extended periods, up to  25 years. It is also customary to warrant or guarantee the functionality of  inverters and balance of systems for 10 years. The Company  therefore plans to maintain warranty reserves based on 0.5 % of revenue upon shipment of product to customers as a component of cost of sales to cover the potential liability that could arise from these guarantees. The Company's potential liability is generally in the form of product replacement. As necessary, the Company's warranty reserve will also include specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Stock-Based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method.   Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Results of Operations for the Three and Nine Months Ended April 30, 2008.

Revenues

For the three months and nine months ended April 30, 2008 and 2007, we had no revenues.

Cost of sales

For the the three months and nine months ended April 30, 2008 and 2007, we had no cost of sales.

Selling, general and administrative

Selling, general and administrative expenses for the three months ended April 30, 2008 and 2007 were $767,919 and $21,981 respectively.  For the nine months ended April 30, 2008 and 2007 the expenses were $2,163,092 and $24,472, respectively. During the three month period ending April 30, 2008, there were stock–based compensation costs of $500,000 and legal, wages and salary compensation costs totaling $218,176. Other operating costs totaled $49,743 for the quarter ended April 30, 2008.  The reason for the increase in selling, general and administrative expenses during the three and nine months ending April 30, 2008 in comparison to the three and nine months ending April 30, 2007 is mainly due to increased operations and added overhead costs of the Company.

During the nine month period there were significant stock–based compensation costs totaling $1,569,500 for new hires including the CEO and CFO among others. Cash-based management fees, wages and salaries were approximately $593,592 for the nine month ended April 30, 2008 and $24,472 for misc. office expenditures for the nine month period ending April 30, 2007.

Research & development

For the three months ended April 30, 2008 and 2007, research and development expenses were $0 and $77,000, respectively, which were primarily consulting fees for services developing our products and markets, of which $0 were legal fees. The legal and professional fees were primarily related to our financing activities, the preparation and filing of our registration statement and SEC reporting.   During the nine month period ending April 30, 2008 and 2007 there were $16,143 and $97,000, of research and development expenses, respectively.

Other income (expense)

In the three month period ending April 30, 2008 and 2007, other income was $5,804 and $2, respectively, of interest income.  In the nine month period ending April 30, 2008 and 2007, other income was $6,735 and $429, respectively, of interest income.

Net Loss

Our net loss was $762,114 for the quarter ended April 30, 2008 and for the quarter ended April 30, 2007 the net loss was $98,979.  In the nine month period ending April 30, 2008 and 2007, the net loss was $2,240,600 and $121,043, respectively.

The net loss reflects our expenses relating to this registration statement and financings, the cost of additional employees to pursue our strategy and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

As of April 30, 2008, we had cash and cash equivalents of $658,937, and working capital of $605,565. During the three month and nine month periods ended April 30, 2008, we funded our operations from private sales of equity securities.

For the nine months ended April 30, 2008, we used $564,240 of cash in operations.  Financing activities provided $1,056,955 of cash during the nine months through private placement subscription proceeds.

The cost of photovoltaic cells, which is the primary cost of sales for our solar roofing products, is currently volatile and is expected to rise due to a current supply shortage. Although we will pass the cost of the solar panels to our clients, which clients will have to provide the initial down payment as well as a letter of credit for the remainder and final payment for such products, we are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in cost of photovoltaic cells that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

As we continue to increase the level of management the cash needs will increase and therefore we will need additional financing to supplement cash flows.  Until we can maintain sufficient levels of revenues, we will need to raise additional funds during the next 12 month period.  Our expected cash requirements over the next 12 months will be approximately $1,200,000.   As of April 30, 2008 we have been able to obtain approximately $658,000 of capital through equity financing .  We will require approximately $542,000 of additional capital funding, which will allow us to maintain operations through April 30, 2009.  If we are not successful in raising the required capital, our existing capital will allow us to continue in operations through October 2008.

As we proceed through the year we anticipate adding staff such as a COO and CTO, as well as a sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will precede revenue generation and are included in the requirements listed above. As of now there still exists an imbalance between supply of solar panels (which is low) and demand which is high. This has led to a high selling price for solar panels. As the year proceeds we expect that additional supply of solar panels from various manufacturers will become available which may have a tendency to reduce prices towards the latter part of the year. This could lead to either a reduction in revenue or less gross margin on each panel sold which would cause additional capital to be required.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We anticipate a requirement of $1.2 million in funds over the next twelve months. Part of this requirement is due to the anticipation of adding additional staff in the future assuming we are successful in selling our solar panels and/or the start of development by us on future solar park sites or other projects. Currently we have approximately $700,000 cash on hand which means there will be an anticipated shortfall of $500,000.  If we are unable to increase our liquidity of available cash for planned operations and activities in months 6-12, then we will need to reduce the outflows of cash for operating expenses, which will allow us to continue past twelve months with the current level of available cash.  There are currently no known demands or commitments other than the employment agreements of the executives that and our current lease commitment will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employment agreements and office rent for the next 12 months. If necessary, the officers may accrue salaries to conserve cash.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through  the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

There were no significant capital expenditures as of April 30, 2008.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended July 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2008.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Our directors, principal executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 1A RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We currently have no significant business operations and have incurred operating losses since our inception totaling $2,494,400. We have incurred significant losses from operations. As shown in our financial statements, as of the periods ended July 31, 2007 and April 30, 2008, we have incurred a cumulative net loss of $253,800 and $2,494,400, respectively from operations. We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. Our ability to achieve profitability depends upon our ability to discover, develop or acquire products, and enter into agreements for product development, manufacturing and commercialization. We currently do not have any revenues, products, customers or suppliers and there can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our proposed products.

We may be unable to manage our growth, if any, or implement our expansion strategy.

We may not be able to implement our proposed product and service offerings, develop a client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Additional financing may be necessary for the implementation of out growth strategy.

We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

The loss of our current executive officers or our inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 69.7% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

There is a shortage of semi-conductor grade silicon and the photovoltaic (PV) cells made from this material, upon which our proposed products may depend, that may constrain our revenue growth. The market for photovoltaic cells has increased recently and we expect these price increases to continue, which may further delay our profitability. Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

Polysilicon is an essential raw material in the production of photovoltaic, or solar cells. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. Manufacturers of solar cells procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. They may also purchase wafers from third-party vendors.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We expect that the average price of polysilicon will continue to increase. Increases in polysilicon prices have in the past increased the manufacturing costs of solar cells. As demand for solar cells has increased, many of the manufacturers have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

The inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all would adversely affect our ability to meet future customer demand for products that we acquire could impair our ability to enter this market.

Our dependence on a limited number of third party suppliers for finished materials could prevent us from delivering our proposed products that we purchase to our customers within required timeframes, which could result in order cancellations and substantial harm to our business .

We intend to purchase our products using materials and components procured from a limited number of third-party suppliers.  If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other cell suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. We currently do not have contracts with suppliers to allow us to commence sales, and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary; we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.  In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

The current status of our business depends on the implementation of our agreement with Bangkok Solar Co. Ltd (“Bangkok”), which is contingent upon Bangkok receiving UL approval, securing contracts with suppliers and orders with customers and ensuring products to sell.

To date, although we have secured a contract with Bangkok, which contract commencement is subject to Bangkok obtaining UL approval, and have identified additional suppliers, we can not guarantee that Bangkok will obtain its UL approval or that we will be able to sell those products or maintain sufficient supply.  To date we have not sold these products to any customer.  If we are unable to maintain our existing supply agreement with Bangkok, if Bangkok does not obtain its UL approval, or we are unable to develop sales, we may be forced to cease operations.  We are not sure when Bangkok will receive its UL approval if at all.

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

Our quarterly revenue, if any, and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of the solar cells that we purchase and panels and solar power systems;
•	the availability and pricing of raw materials, particularly polysilicon;
•
the availability, pricing and timeliness of delivery of third party sources products, raw materials and components, particularly solar panels and balance of systems components, including steel, necessary for solar power products to function;

•	the rate and cost at which we are able to expand to meet customer demand, including costs and timing of adding personnel;
•	the amount and timing of sales of our systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;
•
our ability to meet project completion schedules and the corresponding revenue impact under such contractual devises as percentage-of-completion method of recognizing revenue for projects which may apply;

• •
construction cost overruns, including those associated with the introduction of new products;
as incentives play a major roll in the buying/decision making process for our potential customers significant changes in regulation or incentives may adversely effect our business.

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
•	timing, availability and changes in government incentive programs;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	acquisition and investment related costs;
•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
•	Unpredictable sales cycle time lines inherent with new solutions and products.
•	geopolitical turmoil within any of the countries in which we operate or sell products;

•	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;
•	the effect of currency hedging activities;
•	our ability to establish and expand customer relationships;
•	changes in our manufacturing costs;
•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;
•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
•	our ability to successfully introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;
•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;
•	the willingness of competing solar cell and panel suppliers to continue product sales to us;
•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
•	Labor shortages, expertise shortages, shipping and other factors causing business delays.

We plan to base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses will be relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any future guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

 Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for the solar power products of NP Capital. For example, without certain major incentive programs and or the regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

The reduction or elimination of government and economic incentives could cause revenue to decline for NP Capital.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a portion of sales for NP Capital are expected to involve the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our business, and for certain investors in its projects, which could decrease demand for its products and services and harm its business.

We anticipate that a portion of our future revenues will be derived from sales of solar power systems and products to companies formed to develop and operate solar power generation facilities of various sizes. Such companies have been formed by third party investors with some frequency in the United States, Germany, Spain, South Korea and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. Our business may depend in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

Problems with product quality or product performance, including defects, in the solar cells we distribute could result in a decrease in customers and revenue, unexpected expenses and loss of market share NP Capital.

The solar cells we plan to purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. For example, solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, or if there is a perception that our solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our solar power products could be harmed. Similarly, if NP Capital delivers solar cells or panels with errors or defects, including cells or panels of third party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, NP Capital’s credibility and the market acceptance and sales of its solar power systems could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Since the solar panels we plan to purchase and sell cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense; if NP Capital is subject to installation, warranty and product liability claims, such claims could adversely affect our business and results of operations.

The current standard product warranty for the solar panels includes a warranty period (up to 10-years) for defects in material and workmanship and a warranty period (up to 25-years) for declines in power performance as well as a typically one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and even though we pass through the warranty from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although the manufacturers represent that they conduct accelerated testing of their solar cells, our solar panels have not and cannot be tested in an environment simulating the full warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. Our business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we can obtain appropriate levels of insurance for product liability claims. We will rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home market.

Warranty and product liability claims may result from defects or quality issues in certain third party technology and components that we or our suppliers incorporate into their/our solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with our suppliers would generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

We anticipate that our current standard warranty will differ by geography and end-customer application and will include such instruments as one-, two- or five-year comprehensive parts and workmanship warranties, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the warranty period, our business bears the risk of extensive warranty claims long after it has completed a project and recognized revenues. Future product failures could cause our business to incur substantial expenses to repair or replace defective products. While our business generally passes through manufacturer warranties it receives from its suppliers to its customers, it is responsible for repairing or replacing any defective parts during its warranty period, often including those covered by manufacturers warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, our  business may be required to incur substantial costs before it is compensated, if at all, by the manufacturer. Furthermore, the ‘business’ warranties may exceed the period of any warranties from our suppliers covering components included in its systems, such as inverters.

The products we intend to distribute may not gain market acceptance, which would prevent us from achieving sales and market share.

The development of a successful market for the products we intend to distribute may be adversely affected by a number of factors, some of which are beyond our control, including:

	our failure to offer products that compete favorably against other solar power products on the basis of cost, quality and performance;

our failure to offer products that compete favorably against conventional energy sources and alternative distributed-generation technologies, such as wind, biomass and solar thermal, on the basis of cost, quality and performance;

	whether customers will accept our future designs under development; and
	our failure to develop and maintain successful relationships with vendors, distributors, systems integrators and other resellers, as well as strategic partners.

If the products we intend to distribute fail to gain market acceptance, we will be unable to achieve sales and market share.

Technological changes in the solar power industry could render the products we intend to distribute uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to seek refinements in technology and to introduce new products could cause the products we intend to distribute to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and highly competitive. We may need to invest significant financial resources in research and development and design of solar parks to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing solar power technologies may be under development by many companies that could result in lower manufacturing costs or higher product performance than those products selected by us. These development efforts may render obsolete the products we have selected to offer, and other technologies may prove more advantageous for the commercialization of solar power products.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, which would harm our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment, including extra or specially designed peripheral equipment, to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, we would be unable to achieve sales and market share.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;
	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;
	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
	increases or decreases in the prices of oil, coal and natural gas;
	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
	continued deregulation of the electric power industry and broader energy industry; and
	availability and or effectiveness of government subsidies and incentives.

The reduction or elimination of government economic incentives could prevent us from achieving sales and market share.

We believe that the near-term growth of the market for various application of solar power generation such as "on-grid" applications, where solar power is used to supplement a customer's electricity purchased from the utility network, depends in large part on the availability and size of government and economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.
Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The mainstream power generation market and related product sectors are well established and we are competing with power generation from more traditional process that can generate power at lower costs than most renewable or environmentally driven processes.  Further, within the renewable power generation and technologies markets we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors' greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

A substantial number of our issued shares are, or are being made available for sale on the open market. The resale of these securities might adversely affect our stock price.

The sale of a substantial number of shares of our common stock being registered under our registration statement, or the market's anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Sales of shares pursuant to exercisable warrants could also lead to subsequent sales of the shares in the public market. These sales, together with sales by other existing stockholders, could depress the market price of our stock by creating an excess in supply of shares for sale. Availability of these shares for sale in the public market could also impair our ability to raise capital by selling equity securities.

We may not address successfully the problems encountered in connection with any potential future acquisitions.

We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

	problems assimilating the purchased technologies, products or business operations;
	problems maintaining uniform standards, procedures, controls and policies;
	problems arising from non performance of acquired entities or assets;
problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;

	unanticipated costs associated with the acquisition;
	diversion of management's attention from our core business;
	adverse effects on existing business relationships with suppliers and customers;
	risks associated with entering new markets in which we have no or limited prior experience;
	potential loss of key employees of acquired businesses; and

increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002 and other such regulation such as increased internal control and reporting requirements.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under new SEC rules we will be required to include management's report on internal controls as part of our 2008 fiscal year annual report pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending in 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

We will continue to be dependent on a limited number of third-party suppliers for key components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on our one supplier for our solar cells and panels, we wll rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer.

If we fail to develop or maintain our relationships with our sole supplier of solar cells or other suppliers for additional key components, we may be unable to purchase our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than NP Capital, we may not be able to compete successfully and we may lose or be unable to gain market share.

Our solar products will compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, First Solar, SolarWorld AG and Suntech Power Holdings Co., Ltd. and others. In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.  Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursues additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

If we cannot compete successfully in the solar power industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in the targeted markets to increase, which could result in lower prices or reduced demand for our product and service offerings and may have a material adverse effect on our business and results of operations.

The demand for products requiring significant initial capital expenditures such as our solar power products and services are affected by general economic conditions.

 The United States and international economies have recently experienced a period of slowing economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

We will rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We will seek to protect our proprietary supplier and operational processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our operational assets despite the existence of laws or contracts prohibiting it;
•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use; and
•	the laws of other countries in which we access and or market our solar cells, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary assets could enable third parties to benefit from our property without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

We rely on suppliers to comply with intellectual property, copy write, hazardous materials and processes and trade secrecy laws and regulations and, if such laws and regulations are not sufficiently followed, our business  could suffer substantially.

We endeavor to comply with all law and regulation regarding intellectual property law manufacturing process law and regulation, however, in many cases it is our supplier that must comply with such regulations and laws.  While we make efforts to ensure that products sourced from third parties comply with required regulation and law and that the operation of our suppliers do as well, our business could suffer if a supplier was, or suppliers were, found to be non compliant with regulation and law in our, our customers’ or our suppliers’ jurisdictions.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for us.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In the course of future business we may use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations or related research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. If we fail to comply with present or future environmental laws and regulations we may be required to pay substantial fines, suspend production or cease operations.

There are restrictions on the transferability of the securities.

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. However, our securities currently are not eligible for the Rule 144 exemption. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of our availability.

There is presently little or no market for our common stock, any failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Prior to this offering, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of this offering.  While we will attempt to have our common stock quoted on the Over-The-Counter Bulletin Board, since the OTC Bulleting Board is a dealer system we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTC Bulletin Board under a symbol, the OTC Bulletin Board provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our common stock will be subject to the “Penny Stock” rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•
that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•
obtain financial information and investment experience objectives of the person; and   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Should our stock become listed on the OTC Bulletin Board, if we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-The-Counter Bulletin Board, such as us we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because we can issue additional common shares, purchasers of our common stock may experience further dilution.

          We are authorized to issue up to 15,000,000 common shares, of which 10,493,256 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

          Our officers and directors, in the aggregate, beneficially own approximately 81% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

          We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

         Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. The selling stockholders listed in our registration statement on Form S-1/A may resell up to 27% of the issued and outstanding shares of our common stock. As a result of such the registration statement on Form S-1/A, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock.  As a result of any such decreases in the price of our common stock, investors may lose some or all of their investment.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

          Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company closed its private placement in March 2008 and sold 1,106,000 units which consisted of 1,106,000 shares of common stock, valued at $0.50 per share, along with two commons stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,106,000 units were sold in a private placement for $441,550, net of cash wire fees for $111,450 and an additional 1,000,000 warrants issued for an exercise price of $0.50.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares have been issued during June 2008.

The offering and sale was deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between Bangkok Solar Co, LTD and the Company*
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities Exchange Commission.

 (1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities Exchange Commission on  December 17, 2007.

(2) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities Exchange Commission on  February 1, 2008.

(3) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on  March 6, 2008.

(4)  Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on  April 1, 2008.

(5) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on April 25, 2008.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as of June 12, 2008 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NP CAPITAL CORP.

By:	/s/ Bradley Holt
Bradley Holt
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ David Surette
David Surette
Chief Financial Officer, President and Secretary (Principal Accounting Officer and Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 12th day of June, 2008.

SIGNATURE	TITLE	DATE

/s/ Bradley Holt	Chief Executive Officer (Principal Executive Officer) And Director	June 12, 2008
Bradley Holt

/s/ David Surette	Chief Financial Officer (Principal Accounting Officer and Principal	June 12, 2008
David Surette	Financial Officer

/s/ David Fann	Director and VP of Corporate Communications	June 12, 2008
David Fann

/s/ Michael Dodak	Director and VP of Corporate Development	June 12, 2008
Michael Dodak