Form 10-K
period 2008-07-31
Solar Energy Initiatives, Inc.
filed 2008-11-05
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-148155

Solar Energy Initiatives, Inc.
(Exact Name of Registrant as Specified in its Charter)

NP Capital Corp.
(Former Name of Registrant)

Delaware	20-5241121
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

818 A1A North
Suite 201
Ponte Vedra Beach, Florida 32082
 (Address of principal executive offices including zip code)

(904) 280-2669
Registrant’s telephone number, including area code:

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Securities registered under Section 12(b) of the Exchange Act:     None
Securities registered under Section 12(g) of the Exchange Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
[  ] Yes [ X ] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  { X }  No {}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2008, the Company had outstanding 13,724,762 shares of its common stock, par value $0.001.

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,661,529 as of October 31, 2008 (computed by reference to the last sale price of a share of the registrant’s common stock). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

SOLAR ENERGY INITIATIVES, INC.
Form 10-K for the Fiscal Year Ended July 31, 2008
Index

		PAGE NO.
	PART I

Item 1.	Business.	3

Item 1A.	Risk Factors.	12

Item 2.	Properties.	28

Item 3.	Legal Proceedings.	28

Item 4.	Submission of Matters to a Vote of Security Holders.	30

	PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.	28

Item 6.	Selected Financial Data.	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation.	29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 8.	Financial Statements and Supplementary Data.	36

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	36

Item 9A.	Controls and Procedures.	36

Item 9A(T)	Controls and Procedures.	36

Item 9B.	Other Information.	37

	PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.	38

Item 11.	Executive Compensation.	40

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	43

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	45

Item 14.	Principal Accountant Fees and Services.	49

Exhibit Index		50
Signatures		51
Certifications

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Solar Energy Initiatives, Inc. (f/k/a NP Capital Corp.) ("NP Capital,” "Solar Energy,” the ”Company," “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I

ITEM 1: BUSINESS

Recent Developments

Effective July 15, 2008, the Company’s common stock was accepted for quotation on the NASDAQ Over the Counter (“OTC”) Bulletin Board under the symbol “NPCX”.

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the domain name, www.solarenergy.com, the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).

In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000, with 7.5% interest, that is payable over a period of 21 months with principal payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

On August 25, 2008 SEI Acquisition, Inc., the entity established to acquire the assets of Solar Energy, Inc., changed its name to Solar Energy, Inc.  Solar Energy, Inc. is a wholly subsidiary of the Company and a Florida corporation

On September 8, 2008 the Company hired Gregory N. Bakeman as its’ Chief Financial Officer.  On September 29, 2008, Mr. Bakeman was also appointed as the Chief Operating Officer.

On September 18, 2008, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware to effectuate the amendment of the Certificate of Incorporation to change the Company’s name to Solar Energy Initiatives, Inc.  As a result of the name change, on September 24, 2008 the Company’s stock quotation symbol changed from “NPCX” to “SNRY”.

Company Description and Overview

            The Company was formed on June 20, 2006.  We are a Delaware Corporation.  Our business, today, is focused on integrating and selling solar thermal and photovoltaic (PV) technologies, while building a profitable company.  We intend to execute on a three pronged approach to achieve our plan. This includes:

•	selling solar solutions to homeowners and commercial customers directly and via a dealer network;
•	placing solar systems on large commercial buildings and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

We intend to be an integrator of solar energy systems and plan to enter into supply agreement(s) with manufacturers of solar products and technologies which directly convert the sun’s energy into electricity and heat.  We are seeking solar technologies that have industry leading performance, are of high quality and offer competitive pricing.  We will then offer for sale these solar power products including; solar cells, solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our initial solar sales efforts will be focused on residential and commercial applications where the high performance or our selected solar power products will provide compelling customer benefits.

We intend to focus our sales in regions where electricity prices and government incentives have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital, which we currently do not possess.  We plan to obtain the expertise, either internally, through acquisition or through outsourcing, as well as obtain the necessary capital although there is no guarantee that we will be able to acquire such expertise or capital.  If we are unable to acquire or develop such expertise or capital, we will not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that our customers will be homeowners, owners of large commercial and industrial buildings and facilities, and owners of large tracts of undeveloped land.

As of our fiscal year end, we were a development stage business and had generated no revenues from operations.

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we intend to engage in the following:

	work with and continue development of a dealer network that sells solar products to residential and commercial customers,
	develop commercial projects, as the owner and operator, and sell power to the building owner or tenant, and
	develop solar parks.

We will offer solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network (utility companies in the geographic areas in which we will operate) and end user environments (customers such as owners of commercial properties as well as both single and multi-residential property owners or managers), and solar thermal systems which utilizes the sun’s radiation to heat water for homes and commercial applications.  Installation and maintenance of these solar power products will be performed by either the dealer network or 3rd party vendors identified by us. Our initial solar installation sales efforts will be focused on residential and commercial applications.

In connection with our solar park development business, we intend to provide solar power systems to end customers on a turn-key, whole-solution basis by developing, and procuring permits and equipment.  As our business matures we may also provide engineering, manage construction of, offer access to financing for and providing monitoring, operations and maintenance services.

We have hired four (4) sales personnel and administrative staff since acquiring assets from Solar Energy, Inc.  We have also added and trained six (6) dealers to an independent network originally developed by the former owner of Solar Energy, Inc. which is now under our management.  Part of the benefit of new dealers joining the Solar Energy, Inc. network is a training class we provide which covers technical, functional and business aspects of participating in the sale of solar components and systems.  Accordingly, we have generated revenues from the addition and training of the new dealers.  We have also acquired inventory for Solar Energy, Inc. and have made sales to dealers within the Solar Energy, Inc. network, and others who have contacted Solar Energy, Inc. directly and are not near a dealer in the network.  These revenues, like those generated by the addition of new dealers, have been nominal to date.

We will buy products for our solar sales activities from manufacturers and vendors around the world.  We intend to enter into distribution and supply agreements that provide us with strategic and competitive advantages, including exclusive rights, volume purchase discounts, licensing and other arrangements.  A formal agreement was signed with an Asian Solar Photovoltaic Manufacturer on January 19, 2008 providing our company with the exclusive distribution rights of their “thin film” PV products for North America.  The agreement starts with a required purchase of One Megawatt (MW) of panels, the first month after their products earn UL approval, and then purchasing additional MWs of panels on a monthly basis up to an aggregate of 20MW over a twelve month period.

We will be able to resell the Asian Solar Photovoltaic Manufacturer panels directly to dealers, installers or solar park developers without any additional processing or production necessary.   In addition to needing UL approval, the Asian Solar Photovoltaic Manufacturer panels may require additional state and/or utility approvals.  For instance, Go Solar California is the approval coordinator for new solar technologies recognized by seven regional states.  The Asian Solar Photovoltaic Manufacturer must petition Go Solar prior to selling it panels in those states.  Because of these constraints and our desire to have multiple product sources, we are seeking sources of panels from other vendors and are establishing supply relationships with GE Solar, BP Solar and other off-shore manufacturers.

The Energy Industry

            We believe the production of electrical power is one of the world's largest industries.  The demand for electricity is expected to increase in the coming years.

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves.  We believe the electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:


Fossil Fuel Supply Constraints:   A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.


Infrastructure Constraints:   In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.


Desire for Energy Security:   Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption. Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer. These economic considerations have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption. The combination of economic factors and of advances in generation technologies opens the market to an opportunity for "distributed generation" of electricity in combination with traditional grid resources. Distributed generation in its simplest configuration is energy generation at the source of consumption (solar and thermal panels on the roof or contiguous to the user’s location).  Our products and services, including solar parks, are directed at this renewable distributed generation environment as well as specific application power solutions.

Environmental Issues and Regulations

We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

We believe that we will apply for and receive all environmental permits necessary to conduct our business.  We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Dependence on Government Subsidies and Incentives
Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer’s solar power system. Government policies, in the form of regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers.

Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering programs allow a customer, who generates more energy than used, to “sell” electricity back to the utility which will spin the meter backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills.

Renewable Energy Certificates In addition, several states have adopted renewable portfolio standards, (“RPS”), which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is currently dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the continued availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Challenges Facing Solar Power
            The solar power industry must overcome the following challenges to achieve widespread commercialization of its products:


Decrease Per Kilowatt-hour Cost to Customer.     In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.


Achieve Higher Conversion Efficiencies.     Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.


Improve Product Appearance.     We believe that aesthetics are a barrier to wider adoption of solar power products particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

Ultimately, federal and state government, and locally sponsored, support for the solar industry is expected to reduce or stop.  At or before that time, solar technologies must be priced, as a function of purchase price and performance, to compete cost effectively with traditional electricity generating technologies.

Competition

            The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in our inability to develop sustaining revenue. We will compete with companies such as BP Solar, Evergreen Solar, Mitsubishi, Q-Cells, Sanyo and Sharp. Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar cells and solar panels include:
•	power efficiency and performance;
•	price;
•	quality, and warranty coverage and length;
•	aesthetic appearance of solar cells and panels;
•	strength of distribution relationships; and
•	timeliness of new product introductions.

We may also face competition from some of our customers who may develop products or technologies internally which are competitive with our products, or who may enter into strategic relationships with or acquire existing solar power product providers.

Our Products

Solar Panels
            Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. We plan to purchase solar panels from manufacturers that provide excellent component quality, aggressive pricing per watt of output and strong warranties.  In addition to this Asian Solar Photovoltaic Manufacturer (upon receiving their approvals) we plan to purchase panels from GE Solar, BP Solar and other vendors in the U.S. and off-shore.

One of the important considerations, in addition to price, is the length and terms of the product warranty.  Today, typical warranties call for 25-years of performance at a minimum of 80% of the rated, maximum output of the panel.  Other additional warranty coverage is also provided by manufacturers including; minimum warranted power, per watt PVUsa Test Conditions rating (“PTC”), efficiency rating of the solar panels, etc.

Inverters
Inverters transform direct current (“DC”), electricity produced by solar panels into the more common form of alternating current (“AC”), electricity used in homes and businesses.  Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid.  In North America, we will sell branded inverters specifically designed for use in residential and commercial systems. Our inverter product line is expected to include approximately twelve models spanning a power range of 2.5 to 5.2 kilowatts. Our packaged system designs are planned to optimize performance through the appropriate combination of these inverters with our solar panels. The units planned are highly efficient, possessing above-average DC to AC conversion efficiency compared to other commercially available units in their class, according to comparisons of information on other systems provided by the California Energy Commission. Our inverters will be manufactured for us by Xantrex, SMA Technologie AG and PV Powered.  Xantrex is a worldwide leader in power electronics with a specialization in solar power conditioning components, while SMA Technologie AG and PV Powered concentrate specifically in the manufacturing of inverters for the solar electric market.

Solar Thermal Systems
Solar thermal systems typically include a solar collector, which gathers solar radiation to heat air or water for domestic, commercial or industrial use. The solar panel is usually a flat plate collector that consists of a metal box with a glass or plastic cover and a black absorber plate at the bottom.  Absorber plates are usually painted with selective coatings that absorb and retain heat better than ordinary black paint. They are normally made of metal, typically copper or aluminum, because they are good conductors of heat. Copper is more expensive, but it is a better conductor and is less prone to corrosion than aluminum. The sides and bottom of the collector are usually insulated to minimize heat loss. The solar collector is usually mounted on the roof and is usually connected to a circuit that flows heated water by a pump to the main hot water tank.

We plan to provide our dealers and customers with a variety of services, including system design, energy efficiency, financial consulting and analysis, construction management and maintenance and monitoring.

System Design
We intend to design solar power and solar thermal systems taking into account the customer’s location, site conditions and energy needs.  During the preliminary design phase, we will conduct a site audit and building assessment for onsite generation feasibility and identify energy efficiency savings opportunities. We will model the performance of a proposed system design taking into account variables such as local weather patterns, utility rates and other relevant factors at the customer’s location. We will also identify necessary permits and design our systems to comply with applicable building codes and other regulations.

Financial Consulting and Analysis
We intend to offer financial consulting services to our customers using various financing vehicles and government programs. We would assist our customers in developing funding strategies for solar power projects depending on a customer’s size, cash flow and tax status. We will pursue partnerships with financial companies and organizations such as Morgan Stanley, GE Commercial Finance and MMA Renewable Ventures (a subsidiary of MuniMae), which provide project development financing, bonding and end financing for our customers.

Construction Management
We intend to offer general contracting services and employ project managers to oversee all aspects of system installation, including securing necessary permits and approvals. Subcontractors, typically electricians and roofers, usually provide the construction labor, tools and heavy equipment for solar system installation. We plan to develop relationships with subcontractors in many target markets, and will require subcontractors to be licensed, carry appropriate insurance and adhere to the local labor and payroll requirements. Our construction management services would include system testing, commissioning and management of utility network interconnection.

Maintenance and Monitoring
            We also plan to offer post-installation services in support of our solar power systems, including:

•
Operations and Maintenance: Solar systems have a design life in excess of 25 years. We anticipate offering to our customers one-, two-, five- or ten-year parts and workmanship system warranties, after which the customer may extend the period covered by our warranty for an additional fee.  We plan to offer our customers a series of maintenance services that can include; continuous remote monitoring of system performance, quick turnaround on-site response to any system problem through a qualified local service technician and annual preventive maintenance as well as certain forms of system testing.

•	Monitoring: We can acquire monitor system performance technology used in most of the commercial systems installed. The monitoring technology continuously scans system performance.

Sales and Marketing

Our sales and marketing program will incorporates a mix of print and web as well as participation in industry trade shows and individual consultations with prospective customers. In addition, we rely heavily on the independent dealer network we intend to work with and grow. The dealer network is trained to design a system that best meets a customer’s needs, taking into account the unique installation and economic requirements for each location. Commercial sales take a more consultative, long-term selling approach to meet the varying needs of larger customers. The sales process typically includes, a determination that a potential customer’s site has the required exposure for solar power, a site visit and a survey with our proprietary software that analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances.

Employees

At the end of our fiscal year, we had two employees, the CEO of the Company and a part time administrative person.  We intend to hire our first dedicated operations, sales and sales-support employees with the successful acquisition or development of our business.

Item 1.A. RISK FACTORS

Although not required to include risk factors as the Company is a Smaller Reporting Company, the Company is voluntarily providing risk factors.   This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could decrease. This means you could lose all or a part of your investment.

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We currently have no significant business operations and have incurred operating losses since our inception totaling $1,955,742. We have incurred significant losses from development operations. As shown in our financial statements, as of the periods ended July 31, 2007 and July 31, 2008, we have incurred a cumulative net loss of $242,405 and $1,701,942, respectively from operations. We expect to incur operating losses in the future, primarily due to the initiation and expansion of our operations. The negative cash flow from operations is expected to continue into future. Our ability to achieve profitability depends upon our ability to discover, develop or acquire products, and enter into agreements for product development, manufacturing and commercialization. We currently do not have any revenues, products, customers or suppliers and there can be no assurance that we will ever achieve any revenues or profitable operations from the sale of our proposed products.

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

Additional financing will be necessary for the implementation of out growth strategy.

We will require additional equity and/or debt financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

The loss of our current directors and executive officers or our inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations

Our success is heavily dependent on the continued active participation of our current directors and officers listed under “Directors and Management.” Loss of the services of our directors and officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  Finally, we need to identify and engage independent directors to join the board and serve on the Audit Committee, including one that qualifies as an “accounting expert” to meet the public company listing qualifications of Sarbanes-Oxley, section 301.  Without the addition of directors and an accounting expert, we will not be able to be listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) exchange or other primary stock exchange.

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 35.4% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

If there is a shortage of components and/or key materials necessary to manufacture our proposed products, that may constrain our revenue growth. The market for photovoltaic cells has increased recently and planned introduction of significant production capacity should offset demand related price increases.  If not, increased cost of our products could adversely affect sales and profitability.  Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

Essential raw materials in the production of photovoltaic, or solar cells, have multiple demand drivers which can significantly affect pricing.  During 2007 and into 2008, there was an industry-wide shortage of polysilicon, which resulted in significant price increases of solar cells and solar panels.  As demand for solar cells has increased, many of the manufacturers have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term.

Offsetting the polysilicon cost and demand issues are new technologies based around thin-film solar cells, devices that use a fine layer of semiconducting material, such as silicon, copper, indium, gallium, selenide or cadmium telluride, to generate electricity from sunlight at a fraction of the cost of polysilicon. It takes 100 times less thin-film material to absorb the same amount of sunlight as traditional silicon photovoltaic cells.  The current limitation of thin film solar is that its surface area efficiency is less than ½ that of polysilicon.  Consequently, it requires a significantly larger quantity of installed thin film panels to generate the equivalent power output of polysilicon, potentially limiting their applications.  Significant manufacturing capacity for thin film panels is scheduled to become operational over the next 3-years.

Most experts are predicting that the per-watt cost of PV will decrease going forward.

Our dependence on a limited number of third party suppliers for components could prevent us from delivering our proposed products to our customers within required timeframes, which could result in order cancellations and substantial harm to our business.

            We intend to purchase our products using materials and components procured from a limited number of third-party suppliers.  If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other cell suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. We currently do not have contracts with suppliers to allow us to commence sales, and may not be able to procure sufficient quantities of the materials and components necessary to assemble and sell our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary; we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.  In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

Our business depends on the implementation of our current and future agreements with foreign and domestic manufacturers, securing contracts with other suppliers and orders with customers and ensuring products to sell.

To date, although we have secured a contract with an Asian Solar Photovoltaic Manufacturer, which contract commencement is subject to their obtaining UL approval, and have identified additional suppliers, we can not guarantee that they will obtain its UL approval or that we will be able to sell those products, the products of other suppliers or maintain sufficient supply.  To date we have not sold these products to any customer.  If we are unable to maintain our supply agreements, or we are unable to develop sales, we may be forced to cease operations.

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

            Our quarterly revenue, if any, and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of the solar products that we purchase including cells, panels and solar power and solar thermal systems;
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

•	construction cost overruns, including those associated with the introduction of new products;
•	incentives play a major roll in the buying/decision making process for our potential customers, significant changes in regulation or incentives may adversely effect our business.

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	acquisition and investment related costs;
•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
•	Unpredictable sales cycle time lines inherent with new solutions and products.
•	geopolitical turmoil within any of the countries in which we operate or sell products;
•	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;
•	the effect of currency hedging activities;
•	our ability to establish and expand customer relationships;
•	changes in our manufacturing costs;
•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;
•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
•	our ability to successfully introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;
•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;
•	the willingness of competing solar cell and panel suppliers to continue product sales to us;
•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
•	Labor shortages, expertise shortages, shipping and other factors causing business delays.

We plan to base our operating expenses in part on our expectations of future revenue, and a significant portion of our expenses will be relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss discussed future expectations, current analysts’ guidance or any future guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for the solar power products of Solar Energy Initiatives, Inc.. For example, without certain major incentive programs and or the regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

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

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a significant portion of our sales are expected to involve the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

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

Problems with product quality or product performance we distribute could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

 The solar products we plan to purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. For example, solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or panels with errors or defects, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of its solar power systems could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We may need to indemnify dealers in the network and customers in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Since the solar products we plan to purchase and sell cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense; if we are subject to installation, warranty and product liability claims, such claims could adversely affect our business and results of operations.

The current standard product warranty for the solar products we intend to sell includes a warranty period (up to ten-years) for defects in material and workmanship and a warranty period (up to twenty five-years) for declines in power performance as well as a typically one-year warranty on the functionality of solar cells (for electricity producing solar products).  Due to the long warranty period and even though we intend to pass through the warranty from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although the manufacturers represent that they conduct accelerated testing of their solar cells, our solar panels have not and cannot be tested in an environment simulating the full warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that our solar products cause or their use result in injury. Our business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our planned solar energy products are electricity and heat producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we can obtain appropriate levels of insurance for product liability claims. We will rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home market.

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

The development of a successful market for the products we intend to distribute may be adversely affected by a number of factors, some of which are beyond our control, including:

•	our failure to offer products that compete favorably against other solar power products on the basis of cost, quality and performance;
•
our failure to offer products that compete favorably against conventional energy sources and alternative distributed-generation technologies, such as wind, biomass and solar thermal, on the basis of cost, quality and performance;

•	our failure to develop and maintain successful relationships with vendors, distributors, systems integrators and other resellers, as well as strategic partners.

If the products we intend to distribute fail to gain market acceptance, we will be unable to achieve sales and market share.

Technological changes in the solar power industry could render the products we intend to distribute uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to seek new technologies and to be at the forefront of new product offerings could cause us to become uncompetitive promoting less competitive or obsolete systems, which could prevent us from achieving market share and sales. The solar power industry is rapidly evolving and highly competitive. We may need to invest significant financial resources to keep pace with technological advances in the solar power industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing solar power technologies may be under development by many companies that could result in lower manufacturing costs or higher product performance than those products selected by us. These development efforts may render obsolete the products we have selected to offer, and other technologies may prove more advantageous for the commercialization of solar power products.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;
•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;
•	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
•	increases or decreases in the prices of oil, coal and natural gas;
•	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
•	continued deregulation of the electric power industry and broader energy industry; and
•	availability and or effectiveness of government subsidies and incentives.

We face intense competition from other companies producing solar power, system integrators and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The mainstream power generation market and related product sectors are well established and we are competing with power generation from more traditional process that can generate power at lower costs than most renewable or environmentally driven processes.  Further, within the renewable power generation and technologies markets we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. Also established integrators are growing and consolidating and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

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

            We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	problems arising from non performance of acquired entities or assets;
•	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;

•	unanticipated costs associated with the acquisition;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	potential loss of key employees of acquired businesses; and
•
increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002 and other such regulation such as increased internal control and reporting requirements.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

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

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

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

Our solar power products and services will compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.  Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursues additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

The United States and international economies have recently experienced a period of slowing economic growth and unprecedented turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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

If we violated certain securities laws, we may not now be able to privately offer our equity securities for sale.

Any offering of our equity securities in or from the United States must be registered with the SEC or be exempt from registration. If our prior offers and sales were not exempt from registration, it is likely that they would be deemed integrated with future offerings unless we do not offer equity securities for at least six months. In the event of such integration, we would only be permitted to offer and sell equity securities after we file one or more new registration statements with the SEC and the registration statements have become effective. The registration process is both expensive and can be expected to take at least several months and would substantially hinder our efforts to obtain funds.

If the Company uses its stock in acquisitions of other entities there may be substantial dilution at the time of a transaction.

If the price of our common stock used for an acquisition is less than the amount paid by our shareholders, substantial dilution may be experienced.  Additional dilution may be experienced by the sale of additional shares of common stock or other securities, or if the Company’s shares are issued to purchase other entities assets.

Our common stock is subject to the “Penny Stock” rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:


that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:


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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

	sets forth the basis on which the broker or dealer made the suitability determination; and
	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Companies trading on the Over-The-Counter Bulletin Board, such as we are, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

Our common stock may be adversely affected by limited trading volume and the market price may fluctuate significantly, which may negatively affect our stockholders’ ability to sell their shares.

There has been a limited public market for our common stock and there can be no assurance that an active trading market will develop or be sustained. An absence of an active trading market can be expected to adversely affect our stockholders’ ability to sell their shares. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that our share price will decline. We cannot predict whether the market for our shares will be stable or appreciate over time.

Because of the concentration of ownership of our common stock by a small number of stockholders, it is unlikely that any other holder of common stock will be able to affect our management or direction.

On October 31, 2008, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 35.4% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders.

Because each of our executive officers may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us, we can not be sure if any of them will maintain their position with us for the foreseeable future.

In the event any of our executive officers terminate their employment with us, we may not be able to find suitable replacements on similar terms, if at all.

Although we plan on acquiring and maintaining commercial insurance to reduce some operating hazard risks, such insurance may not be available to us at economically feasible rates, if at all.

In the absence of suitable insurance, we may be exposed to claims and litigation which we will not be financially able to defend or we may be subject to judgments which may be for amounts greater than our ability to pay.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in future equity offerings.

Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, can be expected to lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 8,871,762 shares held by persons who are not our affiliates on October 31, 2008, approximately 1,640,256 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 6,231,506 additional shares were then eligible to be sold in accordance with Rule 144 under that Act and approximately 1,000,000 more shares will be able to be sold within the ensuing twelve month period. All of the shares to be sold by the selling stockholders in the offering which is the subject of the registration statement referred to above will be freely tradable without restriction or further registration under the Securities Act of 1933.

Anti-takeover provisions could make a third-party acquisition of us difficult which may adversely affect the market price and the voting and other rights of the holders of our common stock.

Certain provisions of the Delaware General Corporation Law may delay, discourage or prevent a change in control. The provisions may discourage bids for our common stock at a premium over the market price. Furthermore, the authorized but unissued shares of our common stock are available for future issuance by us without our stockholders' approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of us that may otherwise be beneficial to our stockholders. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares above the then market price.

The existence of authorized but unissued and unreserved shares may enable the Board of Directors to issue shares to persons friendly to current management which would render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise, and thereby protect the continuity of our management.

Item 2.  Description of Property.

We share office space with a company that is managed by two of our Directors.  We have access to conference space and utilize approximately 600 square feet of office space at 818 A1A  N, Suite 201 Ponte Vedra Beach, FL  32082 for $2,219 per month. There is no lease agreement covering this rental.  We plan to rent separate office and warehouse space upon further development of our operations.

Item 3.  Legal Proceedings.

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From July 15, 2008 through August 23, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “NPCX,” and since August 24, 2008, our trading symbol has been “SNRY.OB”.  Prior to July 15, 2008, there was no active market for our common stock.

On July 30, 2008, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

For the period from July 15, 2008 through October 31, 2008, the low and high bid prices for our common stock as reported by the OTC Bulletin Board were $0.15 and $1.00. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on October 31, 2008 was $0.28 per share.

On October 31, 2008, our common stock was held of record by approximately 63  holders.

The Company filed a registration statement with the Securities and Exchange Commission which became effective on June 3, 2008, registering for sale up to 3,270,198 shares of our common stock which includes 1,640,256 shares of common stock and up to 1,629,942 shares of common stock issuable upon exercise of common stock purchase warrants.  This is the initial registration of shares of our common stock.  The selling stockholders will sell the shares from time to time at a fixed price of $0.70 per share.   The common stock purchase warrants are exercisable for a term of two years at a price of $0.70 per share.  We did not receive any proceeds from the sale of the common stock.  However, if the warrants are exercised, we may receive up to $1,140,959 in proceeds.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity    Compensation Plan Information

The Company does not have a formal equity compensation plan.  Any equity that is issued as compensation is based upon Board of Director approval.

Item 6.   Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K , including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may differ materially.

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

Company Description and Overview

The Company was formed on June 20, 2006.  We intend to market, sell and design solar power systems for residential and commercial customers, market, sell, design, own and operate solar power systems for commercial customers and design, develop and manage solar parks.  We intend to initially serve customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  To date, we have generated no revenues from operations.   We intend to source components from third party manufacturers and enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity and thermal (heat) energy.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

In July 2006, we entered into a convertible debenture with a waste to energy development company, Envortus Inc. As such time, we intended to develop a business in the waste to energy market and this was our initial foray in to the market.  The officers and board members of The Company had ownership, officer positions and board positions in Envortus Inc. Under the terms of the convertible debenture, the Company could invest $250,000 in Envortus Inc over a period of time. The Company forwarded a total of $134,500 to Envortus Inc before deciding to continue its focus specifically in the solar area of the renewable energy market instead of waste to energy. The Company utilized funds raised from the sale of common stock and convertible debentures in order to fund the loan to Envortus Inc.

In March 2007, the Company entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of the Company. Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000  to the Company and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox. may return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectibility and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for non payment.

For the fiscal year ended July 31, 2008, we had generated no revenues and we incurred losses of $1,701,942, of which $719,500 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as product research and business development.  During the year ended July 31, 2008 we are considered a development stage company. We expect to continue to use cash in our operating activities for at least the next year as we expand our research and development and define suppliers and sales prospects.

Fiscal Years Ended July 31, 2008 and 2007

Results of Operations

See the Financial Statements for comparison data to prior periods.

We have financed our operations since inception primarily through private sales of securities. As of July 31, 2008, we had $366,655 in cash, and working capital of $323,789.

The following table sets forth our statements of operations data for the year ended July 31, 2008.

Summary Income Statement

Revenues, net	$0
Gross profit (loss)	0
Selling, general and administrative expenses	1,587,236
Accrued Salaries	56,977
Total operating expenses	1,644,213
Loss from operations	(1,644,213)
Other Income (Expense)	(57,729)
Loss from operations before income taxes	(1,701,942)
Income tax provision	0
Net loss	$(1,701,942)

Revenues
For the years ending July 31, 2007 and 2008, and since inception, we had no revenues.

Cost of sales
For the years ending July 31, 2007 and 2008, and since inception, we had no cost of sales.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the year ended July 31, 2008 were $1,644,213 compared with $232,029 for the same period ended July 31, 2007.  Since inception through July 31, 2008 these expenses total $1,887,637.  Major changes in S, G & A expenses, from the 2007 fiscal period through 2008 were; salaries and wages increased from $31,341 to $493,513 primarily resulting from the addition of employees, $719,500 in stock–based compensation costs for new hires including the CEO and CFO, among others, were recorded in 2008 compared with $0 in 2007, travel and entertainment was $128,710 in 2008 compared with $28,039 in 2007 resulting from increased business development efforts, legal and professional costs totaled $124,241 in 2008 compared with $4,009 in 2007 with the increase in fees primarily related to our financing activities, the preparation and filing of a registration statement and SEC reporting.  Stock based consulting and director’s costs declined from $57,000 in 2007 to $2,000 in 2008 resulting primarily from the no stock issuances or other compensation provided to directors during the 2008 fiscal year.

Research & development

For the year ended July 31, 2008, we did record research and development expenses and have reclassified expenses from prior periods to selling, general and administrative categories which were previously identified as research and development costs.

Other income (expense)

In fiscal 2008, other expense was $57,729 of which $68,100 was a bad debt related to notes receivables from a related party and $10,371 was interest income.  In 2007 other expense was $10,376 of which $11,405 was a loss on sale of investment and $1,029 was interest income.  From inception to July 31, 2008 we had expenses of $68,105 of which $79,505 was a loss on sale of stock assets and $11,400 was interest income.

Net Loss

Our net loss was $1,701,942 for fiscal 2008 and $1,955,742 from inception to July 31, 2008.  The net loss primarily reflects our expenses relating to the preparation of a registration statement and financings, the cost of additional employees to pursue our strategy and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $366,645, and working capital of $323,789 compared with $166,221 and $219,710 in cash and working capital, respectively.  During the years ended July 31, 2008 and 2007, we funded our operations from private sales of equity securities.

For the year ended July 31, 2008, we used $825,310 of cash in operations.  Investing activities used $31,211 of cash during the year and financing activities provided $1,056,955 of net cash during the year, which resulted from private placement subscription proceeds.  During fiscal year 2007, we used $209,209 of cash in operations.  The increase in net loss from operations contributed approximately $753,000 to the period difference.  Investing activities for 2007 were $29,500 and we received $455,030 from private placements financing activities.

The cost of our photovoltaic and solar thermal products is volatile and is influenced by availability of critical raw materials and supply and demand imbalances. We are uncertain of the extent to which these factors will negatively affect our working capital in the near future. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

As we continue to increase the level of management and other operating requirements of developing our business, the cash needs will increase and therefore we will need additional financing to supplement cash flows.  Until we can maintain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  For the fiscal year ended July 31, 2008 we have been able to obtain approximately $1,113,000 of capital through equity financing.  We will require approximately $1,500,000 of additional capital funding, which will allow us to maintain operations through July 31, 2009.  If we are not successful in raising the required capital, our existing capital will allow us to continue in operations through October 2008.

As we proceed through the year we anticipate adding staff such as a COO, and Information Technology professional, as well as a sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will precede revenue generation and are included in the requirements listed above. As of now there still exists an imbalance between supply of solar panels (which is low) and demand which is high. This has led to a high selling price for solar panels.  We expect that additional supply of solar panels from various manufacturers will become available which may have a tendency to reduce prices towards.  This could lead to either a reduction in revenue or less gross margin on each panel sold which would cause additional capital to be required.

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

We anticipate a requirement of $1.5 million in funds over the next twelve months. Part of this requirement is due to the anticipation of adding additional staff in the future assuming we are successful in selling our solar panels and/or the start of development by us on future solar park sites or other projects. As of July 31, 2008 we had approximately $366,000 in cash on hand which means there will be an anticipated shortfall of $1.1 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, other than the employment agreements of the executives and our current lease commitment, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the employment agreements and office rent for the next twelve months.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the year ended July 31, 2008, we acquired approximately $6,211 of furniture and equipment for office purposes.

Subsequent Events

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).

In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

J. Peter Wilking was hired as President of SEI at an annual salary of $100,000.

On August 25, 2008 SEI Acquisition, Inc., the entity established to acquire the assets of Solar Energy, Inc., changed its name to Solar Energy, Inc.  Solar Energy, Inc. is a wholly subsidiary of the Company and a Florida corporation.

On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.

On September 8, 2008 the Company hired Gregory N. Bakeman as it Chief Financial Officer.  His annual salary is $140,000.  On September 29, 2008 he was also appointed as the Chief Operating Officer and his salary was increased to $160,000.  Mr. Bakeman received 500,000 options, with an exercise price of $0.60 per common share of stock.

On September 18, 2008 the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware, effective as of. The Certificate was filed to effectuate the amendment of the Certificate of Incorporation to change the Company’s name to Solar Energy Initiatives, Inc.  As a result of the name change, on September 24, 2008 the Company’s quotation symbol changed from “NPCX” to “SNRY.

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters will be located at 818 A1A, Suite 202, Ponte Vedra Beach, FL  32082.  The annual rent for this 1,347 square feet of office space is $38,669 and we have entered into a 30 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10300 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 8.    Financial Statements. and Supplementary Data

Our Condensed Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Not applicable

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2008 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K which has not been reported.

Part III.

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors, Executive Officers and Significant Employees

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

NAME	AGE	POSITIONS
Bradley C. Holt	54	CEO, Director
Gregory N. Bakeman	53	CFO & COO
J. Peter Wilking	44	President, Solar Energy, Inc.
Michael J. Dodak	61	Director
David Fann	53	Director

Brad Holt, CEO and Director. Bradley C. Holt joined The Company as the Chief Executive Officer in September 2007.   In 1988, Mr. Holt became the President of Lion’s Gate Capital Ltd, providing merger/acquisition, venture capital, development strategy, restructuring and management advice.  From May 1998 through 2007, Mr. Holt served as the Chairman of Domino’s Pizza Canada.  Mr. Holt graduated with a Bachelor of Arts from Bemidji State University in 1976.

Greg Bakeman, CFO & COO, Prior to joining the Company from October 2006 through present, Mr. Bakeman served as a renewable energy & management consultant where he provided financial and management services to various enterprises.  From 2000 through 2006, Mr. Bakeman initially served as the Chief Financial Officer and director and then as the CEO, President, CFO and director for McKenzie Bay International, Ltd., an alternative energy technologies and natural resources company.  Mr. Bakeman has also held various positions with Bank of America (Fleet Capital Corporation), BDO Seidman and CIT Business Credit.  Mr. Bakeman received a BA in business administration from Michigan State University in 1981 and a MBA from Seidman College of Business - Grand Valley State University in 1986.

Pete Wilking, President, Solar Energy, Inc., was the General Manager of Solar Energy, Inc. prior to its acquisition by the Company, since 2007.  From 2002, until joining Solar Energy, Inc., Mr. Wilking was a financial analyst with the Nassau County - Circuit Court where he performed analyses and completed a variety of operational labor and cost saving projects.  He has additional experience as a business analyst and quality assurance manager.  Mr. Wilking is a Gulf War veteran and served with the Navy, as an officer, for 12-years.  He has a MBA from the University of North Florida and BS in Environmental Health from West Chester University.

Mike Dodak, Director. Mr. Dodak is a director of the company and served as the Treasurer through September 2007.  Mr. Dodak was also appointed as a VP of Corporate Development in March 2008. He is also currently, CEO and Chairman of the Board of Directors for FNDS3000 Corp. (f/k/a Fundstech Corp), a public company focused on financial transaction processing in the prepaid card sector.  Mr. Dodak served as a director on the board of Envortus, Inc. until July 2007.   Mr. Dodak also served as CEO and Chairman of the Board of Global Axcess Corp, a publicly traded company from October 2001 until September 2006 where he was responsible for the day-to-day operations. Global Axcess Corp was an independent operator and owner of automated teller machines through out the U.S. Prior to joining Global Axcess, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation to Global Axcess Corp in July 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In July 1997 he was promoted to CEO.  From 1980 to 1985, Mr. Dodak was Vice President of Finance for Airtricity Corp, a company that developed wind parks throughout the world. He has a Bachelor of Arts and MBA degrees from the University of California Los Angeles

David Fann, Director, Mr. Fann is a director of the company and served as the Chief Executive Officer and Secretary through September 2007.  Mr. Fann was also appointed as a VP of Corporate Communications in March 2008.  Since January 2006, Mr. Fann has served as the President, Secretary and one of the founders and a member of the board of directors of FNDS3000 Corp. (f/k/a Fundstech Corp, a public company. Mr. Fann also served as a director on the board of Envortus, Inc. until July 2007.  Mr. Fann also served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company.

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:
Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

Item 11. Executive Compensation

There were no executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.  Further, our chief executive officer for the years ended July 31, 2007 and 2006 did not receive any compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer our three other most highly compensated executive officers (our “named executive officers”) for the fiscal year ended July 31, 2008.
						(i)
(a)		(c)		(d)	(f)	All Other	(j)
Name and Principal	(b)	Salary		Bonus	Option Awards	Compensation	Total
Position	Year	($)		($)(1)	($)(1)	($)	($)

MBradley C. Holt (2)	2008	150,667	(3)	—	—	600,000 (3)	750,667
Chief Executive Officer, Director

MMichael J. Dodak	2008	118,901	(4)	—	—	10,000 (4)	128,901
Vice President Corporate Communications, Director

DDavid W. Fann	2008	129,528	(4)	—	—	10,000 (5)	139,528
Vice President Corporate Development, Director

DDavid Surette (6)	2008	106,729	(7)	—	—	140,336 (7)	224,229
Former Chief Financial Officer

(1)	No bonus payments were made nor were any options granted during the fiscal year ended July 31, 2008.

(2)	Mr. Holt’s employment with us commenced on September 19, 2007.

(3)
Mr. Holt’s starting salary was $120,000 annually. This was increased to $220,000 annually effective May 1, 2008.  Mr. Holt received 1,800,000 in Company stock.  At that time the stock had a cost of $0.35 per share, which had a total value of $600,000.

(4)
Mr. Dodak’s starting salary was $120,000 annually. This was increased to $150,000 annually effective March 1, 2008. Effective June 21, 2008, Mr. Dodak ceased being an employee but continued providing consulting services for which $10,000 was paid in July, 2008.

(5)
Mr. Fann’s starting salary was $120,000 annually. This was increased to $150,000 annually effective March 1, 2008. Effective June 21, 2008, Mr. Fann ceased being an employee but continued providing consulting services for which $10,000 was paid in July, 2008.

(6)	Mr. Surette’s employment with us commenced on January 14, 2008.

(7)
Mr. Surette provided financial consulting services to the company from August, 2007 through January, 2008. When Mr. Surette joined the Company as an employee in the position of Chief Financial Officer, his starting salary was $160,000 annually. This was increased to $220,000 annually effective May 1, 2008, however, he ceased being an employee mid-June, 2008. This amount represents the following payments: (a) $72,083 in salary, (b) $15,000 consulting fees; (c) $4,062 reimbursement for relocation expenses, (d) contribution to personal medical insurance of $3,774 and (e) he received 250,000 shares of common stock which had a cost at the time of issuance of $0.35 per share for a total value of $117,500.

Option Grants in Last Fiscal Year

No stock options were granted to the Named Executives for the fiscal year ended July 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

No stock options were exercised or held by the Named Executive during the fiscal year ended July 31, 2008.

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

The Company has entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract include an initial salary of $120,000 until a specific performance measurement was met, at which time the salary is to be increased to $220,000.  As of March 1, 2008 the salary has been increased to the $220,000 annual salary.  The increase in salary was predicated upon the Company receiving one million dollars from the sale of common stock of the Company for the time period beginning December 1, 2007 of which the Company raised $700,000 as of January 31, 2008 and an additional $300,000 through March 31, 2008. Other performance bonuses are available at the discretion of the board of directors and have not yet been determined.  If Mr. Holt's employment with the Company is terminated by the Company without cause at any time prior to January 1, 2013, he shall receive from the Company severance pay in an amount equal to the following:


The greater of his then-current base compensation in effect at the time of such termination through either December 31, 2012 or eighteen (18) months from the date of notice in a lump sum payable no later than the termination date.

	all unpaid benefits such as accrued vacation,
	all outstanding expenses,
	any declared but unpaid annual bonus,
	any and all unvested options or stock shall become fully vested.

If Mr. Holt’s employment with the Company is terminated by the Company by virtue of the expiration of his agreement on December 31, 2012, he shall be entitled to continue to receive from the Company severance pay in an amount equal to the greater of his then-current base compensation in effect at the time of such termination through December 31, 2013 in accordance with the Company's general payroll practices; and any declared but unpaid annual bonus.

In the event of a corporate transaction, which is defined as a merger or consolidation where 51% of the outstanding voting shares are is transferred or issued or the sale of substantially all of the assets, the amount of severance pay will be equal to his then current base compensation for twenty four (24) months plus any annual bonus due plus all paid time off (PTO) time in a lump sum payable no later than the closing date of the transaction. Additionally, the Company will continue to pay the premiums for his health benefits and life insurance for twenty four months.

If Mr. Holt is terminated without cause  within a 12 month period following the consummation of a corporate transaction, in addition to the above severance, his right to receive any earned but unpaid annual bonus shall immediately vest, but not less than a pro rata amount of the immediately preceding year's annual bonus if no annual bonus shall have been earned for the then current year,  the Company or its successor in interest shall use reasonable efforts to obtain reasonably comparable medical, life and disability insurance for a period of two (2) years following such termination.

Director and Officer Compensation

In June 2006 we issued 3,000 initial founders shares of restricted common stock at $0.01pursuant to subscription agreements, to each of our three founding shareholders who at the time constituted the entire board of directors.  Those founding directors are Michael Dodak, David Fann and Paul Cox.  None of these directors share grants are being registered in this registration statement.

On August 2, 2006 the board authorized payment for $1,800 of consulting services to each of the three founders at the adjusted par value of $0.001 and authorized 1,800,000 shares to be issued in the future for a total of $5,400 in payment of the services.  (Par value of the stock was changed during July 2006 from $0.01 per share to $0.001 per share.). None of these directors’ or officers share grants are being registered in this registration statement.

During September, 2007 there were issuances of 3,050,000 shares of restricted stock, based on vesting schedules, for management of the Company in current and future compensation awards.  None of the 3,050,000 shares have vested through January 31, 2008.  Current vesting is over 24 months on an equal monthly basis starting February 2008. The 1,000,000 shares going to Dell Jones and Isabelle Christensen were cancelled.

During March 2008, the Company granted 1,000,000 shares of common stock to David Surette.  These shares were canceled upon Mr. Surette’s separation from the Company.

Brad Holt	1,800,000

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal years ended July 31, 2007 and 2008, none of our directors were paid any fees to attend director meetings.

Our full time employee and CEO, was hired September 2007 and received $120,000 annual salary at that time.  He also received 1,800,000 shares of stock as of September 2007.  Effective March 1, 2008, Mr. Holt’s salary was increased to $220,000.

Mr. Surette, the CFO and Secretary from July 2007 to July 2008, worked on a consulting basis at a rate of $100/hour, was issued 250,000 shares of the Company’s common stock as of October 2007.  Mr. Surrette become President of the Company, and received 1,000,000 shares of our stock which was granted in March 2008.  Upon his termination from the Company, Mr. Surette’s 1,000,000 common share grant was canceled.  In addition, in a settlement agreement with the Company, Mr. Surette returned 25,000 of the 250,000 shares he was issued in October, 2007.  The 25,000 shares were canceled.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of October 31, 2008 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Ownership

Common Stock	Bradley Holt	1,640,000	7.8%

Common Stock	David Fann	1,631,500	7.8%

Common Stock	Michael Dodak	1,600,000	7.7%

Common Stock	Paul Cox	1,800,000	8.7%
Common Stock	All Executive Officers and Directors as a Group (3 persons)	4,911,500	23.3%

(1)
Applicable percentage ownership is based on  20,806,704 shares of common stock outstanding as of October 31, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2008 for all stockholders.  None of the above stockholders have warrants as part of their beneficial ownership. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Recent Sales and Distribution of Unregistered Securities.

During the year ending July 31, 2008 the Company sold 2,226,000 shares of common stock at $0.50 per share in a private placement, for a gross transaction price of $1,113,000.  In addition, two warrants were issued with each share of stock sold; one warrants exercisable for a term of two years at a price of $0.75, and the other at an exercisable price of $1.50 per share for a term of three years.

The Company paid cash of $111,450 and equity based fees to certain brokers as part of the private placement transaction.  90,000 shares, with a value of approximately $45,000, were issued and recorded as a cost of issuance for capital raising services provided.  1,000,000 warrants, with an exercise price of $0.50 with a term of two years, were issued as part of the capital raising services.

On August 8, 2008 Messrs. Holt, Fann and Dodak received 800,000, 600,000 and 600,000 options, respectively.  The options can be exercised into common stock of the Company at $0.50 per share for a 3-year period.  On August 27, 2008 Messrs. Fann and Dodak each exercised their 600,000 options, in a cashless transaction, to common stock of the Company.  At the time, the Company’s stock was trading for $0.79 per share.  Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.

On August 22, 2008, the Company issued 1,000,000 shares of common stock to Solar Energy, Inc. as partial consideration for the purchase of certain assets of the company.

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration.

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008.

On September 8, 2008, the Company entered into an agreement with Gregory N. Bakeman whereby Mr. Bakeman is to be issued 500,000 options exercisable into common stock.  The exercise price was be set at the then trading price of the common stock, $0.60 per share, and the option has a 3-year term..

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

Item 13 Certain Relationships and Related Transactions, and Director Independence

We believe that we have executed all of the transactions set forth below on terms no less favorable to us than terms we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Brad Holt the CEO, was hired September 2007 and received $120,000 annual salary at that time.  He was also issued 1,800,000 shares of stock as of September 2007.  The CEO’s compensation level was raised as of May 1, 2008 to receive $220,000 annual salary.

David Surette provided CFO and Secretary services from July 2007 through January 14, 2008 on a consulting basis at a rate of $100/hour for approximately 10 hours per week and was issued 250,000 shares of the Company’s common stock as of October 2007.  Effective January 15, 2008, when he became employed full time, through April 15, 2008, Mr. Surette received an annual salary of $160,000.  He also become President of the Company and, as of April 15, 2008, received an annual salary of $220,000.  1,000,000 shares of our stock which were granted to him in March 2008.  On July 1, 2008 Mr. Surette was terminated by the Company and his 1,000,000 shares of common stock were canceled.  In consideration of an employment contract, entered into on March 6, 2008 with Mr. Surette, he received a settlement of; $36,000 in cash, $18,000 of which was paid on September 20, 2008 and the balance will be paid in $3,000 monthly installments over the following 6 months, plus, he retained 225,000 shares of 250,000 of common stock he received in October 2007.

During the fiscal period ending July 31, 2008, we paid $10,000 in consulting fees to David Fann, a Director of the Company.

During the fiscal period ending July 31, 2008, we paid $10,000 in consulting fees to Michael Dodak, a Director of the Company. We paid $5,000 of this amount to Photographic Exploration, a company 50% owned by Mr. Dodak.

During the fiscal period ending July 31, 2008, we paid $15,000 in consulting fees to David Surette, the former CFO.

In July 2006, we entered into a convertible debenture with a waste to energy development company, Envortus Inc. As such time, we intended to develop a business in the waste to energy market and this was our initial foray in to the market.  The officers and board members of the Company had ownership, officer positions and board positions in Envortus Inc. Under the terms of the convertible debenture, the Company could invest $250,000 in Envortus Inc over a period of time. The Company forwarded a total of $134,500 to Envortus Inc before deciding to continue its focus specifically in the solar area of the renewable energy market instead of waste to energy. The Company utilized funds raised from the sale of common stock and convertible debentures in order to fund the loan to Envortus Inc.

In March 2007, the Company entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of the Company.  Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000  to the Company and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox may return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectibility and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for non payment.

No related parties purchased securities during the private placement from August 1, 2007 to July 31, 2008:

During the fiscal year ended July 31, 2008, the following equity distributions were made as part of employment compensation:

Brad Holt, CEO	1,800,000
Isabelle Christensen	500,000	(1)
Dell Jones	500,000	(1)
David Surette	250,000	(2)

 (1) The 1,000,000 shares issued to Dell Jones and Isabelle Christensen have been cancelled.

 (2)  25,000 shares of Mr. Surette’s compensation distribution were returned and canceled as part of his separation agreement.

On March 6, 2008, we agreed to extend employment agreements to Messrs., Holt, Fann and Dodak pursuant to which they will serve as Executive officers and employees and receive annual base compensation of $200,000, $150,000 and $150,000, respectively. If Executive's employment with the Company is terminated by the Company without Cause at any time prior to January 1, 2013, Executive shall receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through either December 31, 2012 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date and (ii) all unpaid benefits such as accrued vacation, and (iii) all outstanding expenses, (iv) any declared but unpaid Annual Bonus, and any and all unvested options or stock shall become fully vested.  If Executive's employment with the Company is terminated by the Company by virtue of the expiration of this Agreement on December 31, 2012, Executive shall be entitled to continue to receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through December 31, 2013 in accordance with the Company's general payroll practices; and (ii) any declared but unpaid Annual Bonus. In the event of a Corporate Transaction, the amount of severance pay will be equal to his then current Base Compensation for twenty four (24) months plus any annual bonus due plus all PTO time in a lump sum payable no later than the closing date of the Corporate Transaction. Additionally, the Company will continue to pay the premiums for Executive’s health benefits and life insurance for twenty four months.  During any period in which Executive is receiving severance compensation, the Company shall use reasonable efforts to obtain reasonably and to pay for comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as theretofore provided by the Company to Executive prior to the effective date of the termination of his employment. If Executive is terminated without Cause (whether as an employee or as a consultant) within a twelve (12) month period following the consummation of a Corporate Transaction (i) Executive's right to receive any earned but unpaid Annual Bonus shall immediately vest, but not less than a pro rata amount of the immediately preceding year's Annual Bonus if no Annual Bonus shall have been earned for the then current year, (ii) the Company or its successor in interest shall use reasonable efforts to obtain reasonably comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as immediately theretofore provided by the Company to Executive prior to the consummation of the Corporate Transaction for a period of two (2) years following such termination and (iii) all severance compensation provided for will be due and payable at time of termination.

The Executive may select to become a consultant to the Company rather than be an employee. The Executive must provide the Company with a 60 day notice after which the Executive will become a consultant to the Company for the remaining term of this Agreement. The Executive will report to the then C.E.O. and will perform agreed upon services on a part-time basis (not to exceed 40 hours per month). The compensation paid will be Ten thousand dollars ($10,000) per month plus all expenses incurred on behalf of the Company. Any required travel in excess of three and one half hours will be business class.  Both Messrs. Fann and Dodak elected to convert their relationship with the Company to consultancy in July 2008.

Item 14 Principal Accounting Fees and Services.

Accounting Fees

The aggregate fees billed for our fiscal years ended July 31, 2007 and July 31, 2008 for professional services rendered by the principal accountants for the review of our annual financial statements and financial statements included in our Forms 10-QSB and Form 10-KSB and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $10,000 and $31,700, respectively.

Other Accounting-Related Fees

During our fiscal year ended July 31, 2008 for accounting work associated with our Form S and the registration of our shares, we paid $8,700.

Tax Fees

The aggregate fees billed in each of in each of our fiscal years ended July 31, 2007 and July 31, 2008 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $0.00 and $1,600, respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2008.

(b)   Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable rust dated June 16, 1993 and David Smith (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(2) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities Exchange Commission on  February 1, 2008.

(3) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on  March 6, 2008.

(4)  Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on  April 1, 2008.

(5) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on April 25, 2008.

(6) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 1, 2008.

(7) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 27, 2008.

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Initiatives, Inc.

Date: November 4, 2008	By:	/s/ Bradley C. Holt
Bradley C. Holt
Chief Executive Officer

Date: October 31, 2008	By:	/s/ Gregory N. Bakeman
Gregory N. Bakeman
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Solar Energy Initiatives, Inc.

By: /s/ Bradley C. Holt,
Bradley C. Holt,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bradley C. Holt Bradley C. Holt	Chief Executive Officer (Principal Executive Officer), Director	October 31, 2008

/s/ Gregory N. Bakeman Gregory N. Bakeman	(Principal Financial and Accounting Officer)	October 31, 2008

/s/ Michael Dodak Michael Dodak	Director	October 31, 2008

/s/ David Fann David Fann	Director	October 31, 2008

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
(A development stage Company)
 BALANCE SHEETS
As of July 31, 2008 and 2007

	2008	2007
ASSETS

Current assets
Cash	$366,655	$166,221
Prepaid expenses an other current assets	3,845	5,000
Notes receivable, related party-current	-	68,100

Total current assets	370,500	239,321

Property, plant and equipment, net	5,434	-
Deposit on acquisition of Solar Energy, Inc.	25,000	-

Total assets	$400,934	$239,321

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Due to related party	$31,735	$19,611
Accrued expenses	74,976	-

Total current liabilities	106,711	19,611

Stockholders' equity
Common stock payable	-	111,475
Common stock, $0.001 par; 100,000,000 authorized
11,809,256 and 6,787,715 issued and outstanding, respectively	11,809	6,788
Paid-in capital	2,298,156	355,247
Stock subscription receivable	(60,000)	-
Accumulated deficit during development stage	(1,955,742)	(253,800)

Total stockholders' equity	294,223	219,710

Total liabilities and stockholders' equity	$400,934	$239,321

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(A development stage Company)
STATEMENTS OF OPERATIONS

	For the Years Ended July 31,		Since Inception to
	2008	2007	July 31, 2008

Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross profit (loss)	-	-	-

Operating expenses
Selling, general and administrative	1,587,236	95,103	1,693,734
Accrued salaries	56,977	136,926	193,903
Total operating expenses	1,644,213	232,029	1,887,637

Loss from operations	(1,644,213)	(232,029)	(1,887,637)

Other Income (expense)
Interest and other income	10,371	1,029	11,400
Loss on sale of investment , related party		(11,405)
Bad debt related party note receivable	(68,100)		(79,505)
Total other income (expense)	(57,729)	(10,376)	(68,105)

Net loss	$(1,701,942)	$(242,405)	$(1,955,742)

Net loss per share – basic and diluted	$(0.16)	$(0.04)	$(0.17)

Weighted average shares outstanding – basic and diluted	10,871,614	6,168,506	11,809,256

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
(A development stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Common	Common	Accumulated	Total
	Common Stock		Paid-in	Stock	Stock	Deficit	Stockholders'
	Shares	Amount	Capital	Payable	Subscription	during development	Equity
						stage	(Deficit)

Inception June 20, 2006	3,000	$3	$27	$-	$-	$-	$30

Stock authorized for Founder's services July, 2006 at $0.01	-	-	-	5,400	-	-	5,400

Net loss	-	-	-	-	-	(11,395)	(11,395)

Balances, July 31, 2006	3,000	$3	$27	$5,400	$-	$(11,395)	$(5,965)

August 2006 stock for services issued at $0.03	400,000	400	11,600	-	-	-	12,000

Founders stock issued April 2007, at $.001 per share	5,400,000	5,400	-	(5,400)	-	-	-

April 2007 stock issued through private placement at $0.35	981,715	982	342,573	-	-	-	343,555

May 2007 stock for services issued at $0.35	3,000	3	1,047	-	-	-	1,050

Stock payable through private placement July 2007 at $0.35	-	-	-	111,475	-	-	111,475

Net loss	-	-	-	-	-	(242,405)	(242,405)

Balances, July 31, 2007	6,787,715	$6,788	$355,247	$111,475	$-	$(253,800)	$219,710

October 2007 stock issued through private placement at $0.35	648,227	648	226,232	(111,475)	-	-	115,405

October 2007 stock for services issued at $0.35	7,314	7	1,993	-	-	-	2,000

October 2007 stock for services issued at $0.35	2,050,000	2,050	715,450	-	-	-	717,500

April 2008 stock issued through private placement at $0.50, net of offering costs of $156,450	2,316,000	2,316	999,234	-	(60,000)	-	941,550

Net loss	-	-	-	-	-	(1,701,942)	(1,701,942)

Balances, July 31, 2008	9,493,256	$11,809	$2,298,156	$-	$(60,000)	$(1,955,742)	$294,223

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formrly NP Capital Corp.)
(A development stage Company)
STATEMENTS OF CASH FLOWS

			Since Inception
	For the Years Ended July 31,		through July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,701,942)	$(242,405)	$(1,955,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	776	-	776
Stock issued for services	719,500	13,050	737,980
Par value of stock to be returned	(25)	-	(25)
Net loss on sale of investment and related discounts, related party		11,400
Bad debt, related party note receivable	68,100		79,500
Change in operating assets and liabilities, net of effects of acquisitions
Prepaid expenses and other currebt assets	1,180	(5,000)	(3,820)
Other accrued liabilities	87,101	13,646	106,712
Net cash used by operating activities	(825,310)	(209,309)	(1,034,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in convertible debenture - related party	-	(84,500)	(134,500)
Purchase of property and equipment	(6,211)	-	(6,211)
Deposit on acquision of Solar Energy, Inc.	(25,000)	-	(25,000)
Investment in note receivable - related party	-	55,000	55,000
Net cash used by investing activities	(31,211)	(29,500)	(110,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	1,056,955	455,030	1,511,985
Proceeds from note payable - related party	-	-	60,000
Principle payments on notes payable - related party	-	(60,000)	(60,000)
Net cash provided by financing activities	1,056,955	395,030	1,511,985

Net increase (decrease) in cash and cash equivalents	200,434	156,221	366,655

Cash and cash equivalents at beginning of year	166,221	10,000	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$366,655	$166,221	$366,655

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$64	$1,142	$1,206
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

Stock issued for common stock payable	$111,475	$5,400	$116,875

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
(A Development Stage Company)
Ponte Vedra Beach, Florida

We have audited the accompanying balance sheets of Solar Energy Initiatives, Inc. (Formerly NP Capital Corp.)  (A Development Stage Company) as of July 31, 2008 and 2007 and  the related statements of operations, stockholders’ deficit, and cash flows for the years ended July 31, 2008 and 2007 and for the period from June 20, 2006 (inception) through July 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Initiatives, Inc. as of July 31, 2008 and 2007, and the results of its activities and cash flows for the years ended July 31, 2008 and 2007 and for the period from June 20, 2006 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States.

L.L. Bradford & Company, LLC
November 4, 2008
Las Vegas, Nevada

Note 1 - Description of Business

Solar Energy Initiatives, Inc. (formerly known as NP Capital Corp.) (“Company”, “our”, “us” or “we”) was incorporated on June 20, 2006 under the laws of the State of Delaware and is a renewable energy company focused on the development and commercialization of solar energy products and technologies for a wide range of applications including power production for solar parks, commercial buildings and residential homes.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” To date, we have generated no revenues from operations.

On August 19, 2008, the Company’s stockholders voted to amend the Company’s Articles of Incorporation to change the Company’s name to Solar Energy Initiatives, Inc. This amendment took effect on September 18, 2008.   Solar Energy Initiatives, Inc. is listed on the NASDAQ.OTC under the symbol: SNRY.OB.

We intend to enter into supply agreement(s) with leading manufacturers of solar electric  products and technologies which directly convert sunlight into electricity and heat water. We are seeking products that have the high efficiency factors, demonstrate high quality and are market leaders in cost.

We will then offer the solar  products, including; solar panels and inverters, which convert sunlight to electricity compatible with the utility network, and solar thermal products. Our initial solar sales efforts will be focused on residential and commercial applications where the high performance of our selected solar  products will provide compelling customer benefits. We will sell our products initially in the U.S. and intend to extend our sales and marketing to many countries, principally in regions where government incentives have accelerated solar power adoption.

In addition, we have targeted several sectors of the solar products, technology and operations markets as potential areas of interest for acquisitions, marketing agreements and other business partnership opportunities with the potential to support our expansion of our business.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from the sale of photovoltaic panels, photovoltaic roofing systems, solar thermal products, balance of system products, and management system products to our dealer network or other parties. The Company anticipates it will not perform any installations. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable presented net of the allowance for doubtful accounts. Due to the lack of accounts receivable balance at July 31, 2008 and 2007, respectively, there was no allowance for doubtful accounts at either of the respective quarter end dates.

Warranty Reserves

Due to the fact that the company made no shipments made during the years ended July 31, 2008 and 2007, the Company did not recognize warranty expense, and accordingly, as of  July 31, 2008 there was no warranty reserve. It is customary in the Company's business and industry to warrant or guarantee the performance of photovoltaic roofing products at certain levels of conversion efficiency for extended periods, up to 25 years. It is also customary to warrant or guarantee the functionality of inverters and balance of systems for 10 years. The Company, therefore, plans to maintain warranty reserves based on 0.5 % of revenue upon shipment of product to customers as a component of cost of sales to cover the potential liability that could arise from these guarantees. The Company's potential liability is generally in the form of product replacement. As necessary, the Company's warranty reserve will also include specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Shipping and Handling Fees and Costs

Shipping and handling fees, if billed to customers, are included in net sales. Shipping and handling costs associated with inbound freight are expensed as incurred. Shipping and handling costs associated with outbound freight are classified as cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts that are readily convertible into cash. These are purchased with original maturities of three months or less.

Inventory

Inventories will consist of photovoltaic solar panels, solar thermal collectors and other components and  materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management will continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve, or write-down, is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.  There are currently no inventories as of July 31, 2008.

Fixed Assets

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Leasehold improvements	Lesser of lease term or useful life of asset

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (“SFAS”) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for possible impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at July 31, 2008.

Stock-Based Compensation

We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.   The Company issues stock as compensation for services at the current market fair value.

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

Foreign Currency

Gains and losses from foreign exchange transactions will be included in the statements of operations. Currently there are none.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limit s. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Note 3 – Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No.133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No.155 amends SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No.155 amends SFAS No.140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109.”  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on t he technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No.157 is effective a s of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company adopted SFAS No.157 in its three months period ending May 31, 2008. The Company is currently evaluating the provisions of SFAS No 157 and has not yet determined the impact, if any, that SFAS No.157 will have on its financial statement presentation or disclosures.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a company provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R could affect how we account for business acquisitions occurring after its adoption date.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS No. 160"). The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a company provides in its consolidated financial statements. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company's equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for similarly as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe adoption of SFAS No. 160 will have any effect on our condensed consolidated financial statements.

Note 4 – Fixed Assets

Fixed assets consisted of the following at July 31, 2008 and 2007:

Category	Useful Lives	2008	2007
Furniture and fixtures	5-7 years	$6,211	$0
Less accumulated depreciation		776	0
Net fixed assets		$5,435	$0

During the year ended July 31, 2008, depreciation was charged to selling, general and administrative expenses.

Note 5 – Deposit on acquisition of Solar Energy, Inc. assets

           On July 8, 2008, the Company provided a non-refundable deposit of $25,000 to Solar Energy, Inc. in anticipation of completing the acquisition of certain assets of the company.  The acquisition was completed after the fiscal year end.  Details of the acquisition can be found in Note 12, Subsequent Events.

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of July 31, 2008:

Professional and other expenses	$20,376
Salaries and wages expense	18,600
Termination Settlement (Note 10)	36,000

Total	$74,976

Note 7 – Stockholders’ Equity

Common Stock

On July 30, 2008, the shareholders of the Company voted to increase its authorized capital stock from 15,000,000 common shares to 100,000,000 common shares, $0.001 par value per share. There are 11,806,256 shares of common stock issued and outstanding as of July 31, 2008.

During the period from inception through July 31, 2006, the Company’s equity structure was shared equally between the original founders by 33.3% each between Mike Dodak, David Fann and Paul Cox and had issued 1,000 shares each for a total of 3,000 shares. The officers of the Company were Paul Cox, President, David Fann, Secretary and Michael Dodak, Treasurer.

On August 2, 2006, the Company authorized to the founders 1,800,000 shares for services valued at $1,800, per founder, and subsequently issued these 1,800,000 shares of common stock at par value of $0.001 to each of the three founder s for a total of 5,400,000 shares of common stock. At the end of August 2006, the Company authorized 400,000 shares for consulting services at a price of $0.03 per share or $12,000, for the fair value of the services.

During the fiscal period ended July 31, 2007, there was a private placement outstanding valuing one unit at $0.35; made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.70 with a 2-year term.  In a series of cash transactions, 981,715 shares of common stock were issued in a private placement for $343,600. The Company also sold 318,499 shares of common stock in a private placement for $111,475.  3,000 shares were issued for services provided to the Company, at a price of $0.35 per share, or $1,050.

During the three months ended October 31, 2007, there was a private placement outstanding valuing one unit at $0.35, made up of one share of commons stock and one common stock purchase warrant with an exercise price of $0.70 with a 2-year term.  In a series of cash transactions 329,728 shares of common stock were sold for $ 115,405. Also during the period there were 7,314 shares of common stock issued for services. The Company issued 3,050,000 shares of common stock as compensation to employees at a value of $0.35 or $1,067,050 as noted below:

Brad Holt, CEO	1,800,000
Isabella Christensen	500,000
Dell Jones	500,000
David Surette	250,000

During March 2008, shares totaling 1,000,000 and issued to Dell Jones and Isabella Christensen have been cancelled and no compensation has been recorded.  Accordingly, the Company valued the remaining 2,050,000 shares at $717,500.

During the three months ended January 31, 2008, the Company sold 1,000,000 units; comprised of 1,000,000 shares of common stock, valued at $0.50 per share, along with two common stock purchase warrants. One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50. These 1,000,000 units were sold in a private placement for $500,000. The common stock was not issued as of April 30, 2008 and was payable subsequent to the period end. The shares were issued during June 2008.

The Company closed its private placement in March 2008 and sold 1,226,000 units; comprised of 1,226,000 shares of common stock, valued at $0.50 per share, along with two commons stock purchase warrants. One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50. These 1,226,000 units were sold in a private placement for $613,000.  Cash fees of $111,450, 90,000 shares and 1,000,000 warrants, issued for an exercise price of $0.50 with a term of 2-years, were paid as consideration for placement services provided by several brokers.  The common stock was not issued as of April 30, 2008 and was payable subsequent to the period end. The shares were issued during June 2008.  As of July 31, 2008, 120,000 shares of this private placement have been issued but the subscription value of $60,000 has not been paid, reflecting a Stock Subscription Receivable in this amount.

During March, 2008 the Company granted 1,000,000 shares of common stock as compensation to David Surette.  The grant was subsequently withdrawn with the termination of Mr. Surette’s employment.

Warrants

As of July 31, 2008, warrants to purchase 981,715, 648,228, 2,226,000, 2,226,000 and 1,000,000 shares, respectively of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date
981,715	$0.70	July, 2009
648,228	$0.70	August, 2009
2,226,000	$0.75	June, 2010
2,226,000	$1.50	June, 2010
1,000,000	$0.75	January, 2010

Following is a summary of the stock options outstanding as of July 31, 2008 and 2007 and the related activity.

	2008	2008 Weighted Average Exercise Price	2007	2007 Weighted Average Exercise Price
Outstanding at beginning of year	981,715	$0.70	—	$—
Warrants issued	6,100,228	$.98	981,715	$0.70
Warrants exercised	—	$—	—	$—
Warrants forfeited	—	$—	—	$—
Warrants expired	—	$—	—	$—

Outstanding at end of year	7,082,483	$.94	981,715	$0.70

Exercisable at end of year	7,082,483	$.94	981,715	$0.70

Note 8 – Commitments and Contingencies

Operating Lease

We currently share office space with a company that is managed by two of our Directors.  We have access to conference space and utilize approximately 600 square feet of office space at 818 A1A  N, Suite 201 Ponte Vedra Beach, FL  32082 for $2,219 per month. There is no lease agreement covering this rental.  We plan to rent separate office and warehouse space upon further development of our operations.  Rent expense was $19,974 for the nine months we occupied this space for the fiscal year ended July 31, 2008, and $0 for the fiscal year 2007.

Agreements for investor relations services

The Company has not committed to an agreement for investor relations' and public relations services.

Management services

 The Company has employment and consulting agreements with management and certain key service providers. On March 6, 2008, we agreed to extend 5-year employment agreements to Messrs., Holt, Fann and Dodak pursuant to which they will serve as Executive officers and employees and receive annual base compensation of $220,000, $150,000 and $150,000, respectively. If Executive's employment with the Company is terminated by the Company without Cause at any time prior to January 1, 2013, Executive shall receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through either December 31, 2012 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date and (ii) all unpaid benefits such as accrued vacation, and (iii) all outstanding expenses, (iv) any declared but unpaid Annual Bonus, and any and all unvested options or stock shall become fully vested.  If Executive's employment with the Company is terminated by the Company by virtue of the expiration of this Agreement on December 31, 2012, Executive shall be entitled to continue to receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through December 31, 2013 in accordance with the Company's general payroll practices; and (ii) any declared but unpaid Annual Bonus. In the event of a Corporate Transaction, the amount of severance pay will be equal to his then current Base Compensation for twenty four (24) months plus any annual bonus due plus all PTO time in a lump sum payable no later than the closing date of the Corporate Transaction. Additionally, the Company will continue to pay the premiums for Executive’s health benefits and life insurance for twenty four months.  During any period in which Executive is receiving severance compensation, the Company shall use reasonable efforts to obtain reasonably and to pay for comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as theretofore provided by the Company to Executive prior to the effective date of the termination of his employment.

If Executive is terminated without Cause (whether as an employee or as a consultant) within a twelve (12) month period following the consummation of a Corporate Transaction (i) Executive's right to receive any earned but unpaid Annual Bonus shall immediately vest, but not less than a pro rata amount of the immediately preceding year's Annual Bonus if no Annual Bonus shall have been earned for the then current year, (ii) the Company or its successor in interest shall use reasonable efforts to obtain reasonably comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as immediately theretofore provided by the Company to Executive prior to the consummation of the Corporate Transaction for a period of two (2) years following such termination and (iii) all severance compensation provided for will be due and payable at time of termination.

The Executive may select to become a consultant to the Company rather than be an employee. The Executive must provide the Company with a 60 day notice after which the Executive will become a consultant to the Company for the remaining term of this Agreement. The Executive will report to the then C.E.O. and will perform agreed upon services on a part-time basis (not to exceed 40 hours per month). The compensation paid will be Ten thousand dollars ($10,000) per month plus all expenses incurred on behalf of the Company. Any required travel in excess of three and one half hours will be business class.  Both Messrs. Fann and Dodak elected to convert their relationship with the Company to consultancy in July 2008.Supply of Materials

There is currently an industry-wide shortage of semi-conductor grade silicon, an essential raw material in the production of certain of the Company's primary products. Continued shortages of silicon and other products used in the manufacture of the Company's products may result in significant price increases or the Company's inability to obtain needed raw materials on a timely basis, which could result in delays in manufacturing and adversely affect gross margins and results of operations.

Dependence on Limited Number of Suppliers

The Company intends to buy the majority of certain materials and components or systems used to install its products from a very limited number of suppliers. The loss of one of these suppliers or a significant reduction in product availability from a principal supplier could have a material adverse effect on the Company's results of operations.

Note 9 – Related Party Transactions

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectibility and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.

The Company is pursuing legal action against the Note’s obligor for non payment.

There is no continuing obligation on the Company under the terms of the Convertible Note.

During March 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000. The shares were to be issued in June, 2008, but as discussed in Note 10, the shares were canceled upon Mr. Surette’s termination.

The Company currently shares office space with another company operated by Messrs. Fann and Dodak.  Certain office related expenses were paid by each company and at the Company’s fiscal year end, a reconciliation was undertaken which determined that $31,735 in paid obligations were owed by the Company to the affiliate.  In addition, certain legal expenses were paid by the affiliate which were for services provided to the Company.  Major expense items include;

Rent	$13,013
Office supplies, postage, phones	5,998
Legal	12,140
Other	584
$31,735

Note 10 – Termination Settlement

The Company entered into a five-year employment agreement with Mr. Surette on March 6, 2008, as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000. Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.

Mr. Surette’s employment with the Company was severed in July 2008.  A 1,000,000 share issuance announced in March 2008 was canceled.   A settlement agreement was reached in September, calling for a $36,000 cash payment, $18,000 at the time the agreement was signed, September 20, 2008, and $3,000 per month for six months beginning October 1, 2008.  Additionally, Mr. Surette was to return 25,000 share of common stock he received as partial consideration for him employment services.

This agreement has been recorded as an accrued liability for the payment of the cash settlement amount of $36,000.

Note 11 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of July 31, 2008.

Note 12 – Subsequent Events

On August 8, 2008 Messrs. Fann and Dodak each exercised 600,000 options, in a cashless transaction, to common stock of the Company.  At the time, the Company’s stock was trading for $0.79 per share.  Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).  In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration..

On September 8, 2008 the Company hired Gregory N. Bakeman as it Chief Financial Officer.  His annual salary is $140,000.  On September 29, 2008 he was also appointed as the Chief Operating Officer and his salary was increased to $160,000.  Mr. Bakeman received 500,000 options, with an exercise price of $0.60 per common share of stock.

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008.

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters will be located at 818 A1A, Suite 202, Ponte Vedra Beach, FL  32082.  The annual rent for this 1,347 square feet of office space is $38,669 and we have entered into a 30 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease.