Form 10-Q
period 2008-10-31
Solar Energy Initiatives, Inc.
filed 2008-12-24
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

818 A1A North
Suite 202
Ponte Vedra Beach, Florida 32082
 (Address of principal executive offices including zip code)

(904) 280-2669
Registrant’s telephone number, including area code:

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  {X  }  No { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 17, 2008, the Company had outstanding 13,824,762 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes  {  }  No { X }

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended October 31, 2008

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Report on Form 10-Q include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Report on Form 10-Q. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
(A development stage Company)
CONSOLIDATED  BALANCE SHEETS

	October 31, 2008	July 31,2008
ASSETS	(unaudited)	(audited)

Current assets
Cash	$10,746	$366,655
Accounts Receivable	76,686	-
Inventory	115,050	-
Prepaid expenses and other current assets	19,045	3,845
Total current assets	221,527	370,500

Property, plant and equipment, net	17,569	5,434
Acquisition of Domain Name	1,650,000	-
Deposit on Domain Name	-	25,000
Total assets	1,889,096	400,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$245,581	$-
Due to related parties	26,206	31,735
Accrued expenses	54,364	74,976
Note Payable-Current Portion	480,066

Total current liabilities	806,217	106,711

Note Payable-Long Term Portion	289,822	-

Total Liabilities	1,096,039	106,711

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
13,724,762 and 11,809,256 issued and outstanding, respectively	13,725	11,809
Paid-in capital	3,879,891	2,298,156
Deferred Compensation	(215,833)	-
Stock subscription receivable	(60,000)	(60,000)
Accumulated deficit	(2,824,726)	(1,955,742)

Total stockholders' equity	793,057	294,223
Total liabilities and stockholders' equity	$1,889,096	$400,934

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
 (Formerly NP Capital Corp.)
(A development stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Period Ending October 31,	Period Ending October 31,	Since Inception to October 31,
	2008	2007	2008

Revenues, net	$240,115	$-	$240,115
Cost of sales	72,638	-	72,638
Gross profit (loss)	167,477	-	167,477

Operating expenses
Selling, general and administrative	1,037,104	1,192,159	2,924,741
Total operating expenses	1,037,104	1,192,159	2,924,741

Loss from operations	(869,627)	(1,192,159)	(2,757,264)

Other Income (expense)
Interest and other income	643	640	12,043
Loss on sale of investment , related party	-	-	-
Bad debt related party note receivable			(79,505)
Total other income (expense)	643	640	(67,462)

Net loss	$(868,984)	$(1,191,519)	$(2,824,726)

Net loss per share – basic and diluted	$(0.06)	$(0.14)

Weighted average shares outstanding – basic and diluted	13,606,827	8,467,973

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
 (Formerly NP Capital Corp)
(a development stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Common	Common		Total
	Common Stock		Paid-in	Deferred	Stock	Stock	Accumulated	Stockholders
	Shares	Amount	Capital	Compensation	Payable	Subscripton	Deficit	Equity

Inception June 20, 2006	3,000	$3	$27	-	$-	$-	-	30

Stock authorized for Founder's services July, 2006 at $0.01	-	-	-	-	5,400	-	-	5,400

Net loss	-	-	-	-	-	-	(11,395)	(11,395)

Balances, July 31, 2006	3,000	$3	$27	-	$5,400	$-	(11,395)	(5,965)

August 2006 stock for services issued at $0.03	400,000	400	11,600	-	-	-	-	12,000

Founders stock issued April 2007, at $.001 per share	5,400,000	5,400	-	-	(5,400)	-	-	-

April 2007 stock issued through private placement at $0.35	981,715	982	342,573	-	-	-	-	343,555

May 2007 stock for services issued at $0.35	3,000	3	1,047	-	-	-	-	1,050

Stock payable through private placement July 2007 at $0.35	-	-	-	-	111,475	-	-	111,475

Net loss	-	-	-	-	-	-	(242,405)	(242,405)

Balances, July 31, 2007	6,787,715	$6,788	$355,247		$111,475	$-	(253,800)	219,710

October 2007 stock issued through private placement at $0.35		648	226,232	-	(111,475)	-	-	115,405

October 2007 stock for services issued at $0.35		7	1,993	-	-	-	-	2,000

October 2007 stock for services issued at $0.35		2,050	715,450	-	-	-	-	717,500

April 2008 stock issued through private placement at $0.50, net of offering costs of $156,450		2,316	999,234	-	-	(60,000)	-	941,550

Net loss	-	-	-	-	-	-	(1,701,942)	(1,701,942)

Balances, July 31, 2008	9,493,256	$11,809	$2,298,156	-	$-	$(60,000)	(1,955,742)	294,223

Cashless exercise of stock options	440,506	441	(441)	-	-			-
Shares issues as Compensation August 2008	150,000	150	104,850	(105,000)	-			-
Cancellation of Surette issued Mach 2008	(25,000)	(25)	25	-	-			-
Shares issued as Compensation at Sept 2008	350000	350	174,650	(175,000)	-			-
Shares issued for Doman Name	1,000,000	1,000	649,000	-	-			650,000
Amortization of Deferred Compensation Expense				64,166	-			64,166
Options granted for Compensation August and September 2008			653,651	-	-			653,651
Net Loss	-	-		-	-		(868,983)	(868,983)

Balances, October 31, 2008 (unaudited)	11,408,762	$13,725	$3,879,891	$(215,834)	$-	$(60,000)	(2,824,725)	793,057

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF CASH FLOWS
(Formerly NP Capital)
(a development stage company)
unaudited

	For the Three Months Ended October 31,	For the Three Months Ended October 31,		Since Inception through October 31,
	2008	2007		2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,984)		$(1,191,519)	$(2,824,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	620			1,396
Net loss on sale of investment & related discounts				1,455,798
Stock based compensation	717,818		1,069,500
Par value of stock to be returned	-		-	(25)
Accounts Receivable	(76,687)		-	(76,687)
Bad debt, related party note receivable	-			79,500
Inventory	(115,050)		-	(115,050)
Prepaid expenses and other current assets	(15,200)		(15,000)	(19,020)
Accounts Payable	245,581			245,581
Other accrued liabilities	(26,141)		(3,763)	80,571
Net cash used by operating activities	(138,043)		(140,782)	(1,172,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in convertible debenture - related party	-			(134,500)
Purchase of property and equipment	(12,755)			(18,966)
Acquisition of Domain Name	(135,000)			(160,000)
Investment in note receivable - related party				55,000
Net cash provided by investing activities	(147,755)		-	(258,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement			115,405	1,511,985
Proceeds from note payable - related party	-			60,000
Principle payments on notes payable - related party				(60,000)
Principle payments on notes payable	(70,122)			(70,112)
Net cash provided by financing activities	(70,122)		115,405	1,441,873

Net increase (decrease) in cash and cash equivalents	(355,910)		(25,377)	10,746

Cash and cash equivalents at beginning of year	366,655		166,221

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,746		$140,844	10,746

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$7,914			$9,120
Income taxes paid	$-		$-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$280,000	$		$280,000
Acquisition of Domain Name
Notes payable assumed	$840,000	$		$840,000
Stock issued	650,000			650,000
Total Non-cash consideration	1,490,000			1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	160,000			160,000
	$1,650,000		$-	1,650,000

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp)
(a development stage company)
(UNAUDITED)
Notes to Financial Statements
October 31, 2008

1.	Nature of Operations

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. (the “Company”) for the years ended July 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The October 31, 2008 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The Company was formed on June 20, 2006.  We are a Delaware Corporation.  On August 20, 2008 we formed a subsidiary company, Solar Energy, Inc., a Florida corporation, to operate assets we acquired, which included the World Wide Web domain name solarenergy.com.  In addition, we took over the relationship management of a rapidly growing independent solar equipment dealer network.

Business Description
Today, our business is focused on integrating and selling solar thermal and photovoltaic (PV) technologies, while building a profitable company.  We have begun to execute on a three pronged approach to achieve our plan. This includes:

•	selling solar solutions to homeowners and commercial customers directly and via the dealer network;
•	placing solar systems on large commercial buildings and in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

We have begun operating as an integrator of solar energy systems and plan to enter into supply agreement(s) with manufacturers of solar products and technologies which directly convert the sun’s energy into electricity and heat, if this serves our needs.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality and offer competitive pricing.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our initial solar sales efforts are primarily focused on residential and commercial applications, primarily through our dealer network, where our selected solar energy products and systems offer customers economic benefits primarily compared with the relatively high cost of locally supplied electricity with, and in some cases without, tax and other economic incentives.

We intend to focus our sales efforts in regions where electricity prices and government incentives have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital, which we are working to address.  We plan to obtain the expertise, either internally, through acquisition or through outsourcing, as well as obtain the necessary capital although there is no guarantee that we will be able to acquire such expertise or capital.  If we are unable to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, and owners of large tracts of undeveloped land.

We have hired six (6) sales personnel and administrative staff since making the acquisition.  We have also added and trained ten (10) dealers to an independent network.  Part of the benefit of new dealers joining the Solar Energy, Inc. network is a training class we provide which covers technical, functional and business aspects of participating in the sale of solar components and systems.   Accordingly, we have generated revenues from the addition and training of the new dealers.  We have also acquired inventory for Solar Energy, Inc. and have made sales to dealers within the Solar Energy, Inc. network, and others who have contacted Solar Energy, Inc. directly and are not near a dealer in the network.

We are buying products for our solar sales activities from manufacturers and vendors around the world.  We intend to enter into distribution and supply agreements that provide us with strategic and competitive advantages, including exclusive rights, volume purchase discounts, licensing and other arrangements.

2.	Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the first quarter of fiscal 2009. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

We anticipate a requirement of $1 million in funds over the next twelve months. Part of this requirement is due to the anticipation of adding additional staff in the future assuming we are successful in selling our solar panels and/or the start of development by us on future solar park sites or other projects. Currently we have approximately $10,747 cash on hand which means there will be an anticipated shortfall of nearly the full $1 million.  There are currently commitments to the seller of the assets we acquired and obligations to vendors for products and services purchased, plus, the employment agreements of the CEO and former officers of the company and our current lease commitments that will necessitate liquidation of the Company if we are unable to raise additional capital.  The current level of cash is not enough to cover the fixed and variable obligations of the Company.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We bas e our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiative, Inc. and its wholly owned subsidiary Solar Energy Inc.   All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No.  104, “Revenue Recognition” (“SAB 104”). The Company generates revenue from the sale of photovoltaic panels, solar thermal panels, balance of system products, and management system products to our dealers or other parties, and dealer training. The Company anticipates it will not perform any installations. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of October 31, 2008, therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

Warranty Reserves

Due to the fact that the Company made no shipments during the year ended July 31, 2007 or July 31, 2008, the Company did not recognize warranty expense.  As of October 31, 2008 the Company elected not to accrue for a warranty reserve. It is customary in the Company's business and industry for the manufacturer to warrant or guarantee the operating integrity, and performance of photovoltaic solar products at certain levels of conversion efficiency for extended periods, up to 25 years. It is also customary to warrant or guarantee the functionality of inverters and balance of systems for 10 years.  As necessary, the Company may establish a warranty reserve for known product issues and an accrual for an estimate of incurred but not reported product issues based on industry loss information.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts that are readily convertible into cash. These are purchased with original maturities of three months or less.

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of October 31, 2008 inventory was $115,050.  Inventory was acquired during the respective quarter, therefore there is no impairment.

Fixed Assets

Equipment and improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of lease term or useful life of asset
Intangible Assets	Useful life; if determinable

Expenditures for maintenance and repairs are charged to operations.

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of October 31, 2008, we had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction.  We believe that this asset is fairly valued as of the date of the report

Domain Name

The domain name is determined to have an indefinite useful life, is not amortized, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the domain name might be impaired. The impairment test for indefinite-lived domain name consists of a comparison of their fair value with the carrying amount.

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

We account for equity instruments issued for services based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. Stock based compensation was determined using the Black Sholes method.  .

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent   the Impairment or Disposal of Long-Lived Assets , to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than   another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not   expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48” ). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on t he technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company adopted SFAS No. 157 in its three months ending April 31, 2008. The Company is currently evaluating the provisions of SFAS No. 157 and has not yet determined the impact, if any, that SFAS No. 157 will have on its financial statement presentation or disclosures.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

5.	Acquisition of Domain

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).  In consideration for the purchase SEI Assets, the Company made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.    The consolidated financial statements include the accounts of Solar Energy Initiative, Inc. and its wholly owned subsidiary Solar Energy Inc.   All significant intercompany transactions and balances have been eliminated in consolidation.

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period November 1, 2008 through October 31, 2009	$480,066

Thereafter	289,822

$769,888

6.	Stockholders' Equity

Common Stock

The Board of Directors voted to increase its authorized capital stock from 30,000 common shares to 100,000,000 common shares, $0.001 par value per share, subject to shareholder approval.    There are 13,724,762 shares of common stock issued and outstanding as of October 31, 2008.

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

During the three months ended January 31, 2008, the Company sold 1,000,000 units; comprised of 1,000,000 shares of common stock, valued at $0.50 per share, along with two common stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,000,000 units were sold in a private placement for $500,000.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares have were issued in June 2008.

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

During the March, 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000.  The shares were issued during June, 2008.

On August 8, 2008 Messrs. Fann and Dodak, and Holt were granted 600,000 and 800,000 each respectively.  Messrs Fann and Dodak, each exercised 600,000 options, in a cashless transaction, to common stock of the Company.   Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.  The amount expensed approximately $195,000 for Messrs. Fann and Dodak during the period ending October 31, 2008 was determined using the Black Sholes method.  The amount expensed for Mr. Holt during the period ending October 31, 2008 using the Black Sholes method was $257,791.

In September 2008, Mr Bakeman was granted 300,000 options with a value of $103,857 determined using the Black Sholes method and amortized over a period of three years, and $2,885 expensed during the period ending October 31, 2008.

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The company recorded the stock issuance as deferred compensation, of which  $35,000  has been amortized for the three months ended October 31, 2008.

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008 for the term of six months. valued at $175,000. The company recorded the stock issuance as deferred compensation, of which  $ 29,166 has been amortized for the three months ended October 31, 2008.

Warrants

As of October 31, 2008 warrants to purchase 981,715, 648,227, 2,000,000, 1,000,000, respectively of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

981,715	$.70	July, 2009
648,227	$.70	August, 2009
1,000,000	$.75	January, 2011
1,000,000	$1.50	January, 2011
1,106,000	$.75	March, 2011

7.	Commitments and Contingencies

Operating Leases

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

Remaining months as for the fiscal year ending October 31, 2009	$77,247

Fiscal year ending October 31, 2010	84,269

$161,516

Rent expense was $27,887 and $17,071 for the period ending July 31, 2008 and three months ending October 31, 2008, respectively.

Agreements for investor relations services

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services and issued 150,000 shares of common stock as consideration

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008.

Management services

The Company has an employment agreement with its CEO and consulting agreements with former Company officers.

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

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.

The Company has entered into a five year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Dodak elected to convert his contract to a consulting agreement whereby he will be paid $10,000, monthly.  The consulting agreement runs thru December, 2012. There is an 18 month severance if terminated early.

The Company has entered into a five year employment agreement with David Fann as VP of Corporate Communications. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Fann elected to convert his contract to a consulting agreement where by he will be paid $10,000, monthly.  The consulting agreement runs thru December, 2012.  There is an 18 month severance if terminated early.

Supply of Materials

The Company is sourcing solar photovoltaic and solar thermal panels, components and balance of system materials from vendors around the world.  We believe that there are adequate sources of supply to ensure that we will have availability to the components we need to satisfy orders received.

8.	Related Party Transactions

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   During this quarter ended January 31, 2008 and as of April 30, 2008, the Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100 for the three months ended January 31, 2008, due to concerns of collectability and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required January 2008 principal and interest payment.  The Company will continue to attempt collection of the outstanding principal and interest of the Note and has filed a law suit against Mr. Cox to further this effort.

There is no continuing obligation on the Company under the terms of the Convertible Note.

9.	Subsequent Events

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock and includes 1,300,000 “A” Warrants and 1,300,000 “B” warrants exercisable on a cash basis equal to$0.50 and $1.00 respectively.

The Company issued 175,000 shares of common stock to a group engaged to provide investor awareness and other services in December 2008.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares in exchange for a Board of Director position.  He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term.

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  Michael Dodak has accepted the CEO position.

Item 2. Management Discussion and Analysis of Financial Condition or Plan of Operation

This discussion should be read in conjunction with our consolidated financial statements included in this Report on Form 10-Q and the notes thereto, as well as the other sections of this Report on Form 10-Q , including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report. Our actual results may differ materially.

Limited Operating History

            There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our company generated approximately $240,000 in revenues from operations for the quarter ended October 31, 2008.  While we anticipate growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays or disruptions in establishing key vendor relationships and costing dynamics that could be out of our control.  There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We are marketing, selling and configuring solar power systems for residential and commercial customers; intend to market, sell, design, own and operate solar power systems for commercial customers; and design, develop and manage solar parks.  We will initially focus on serving customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  We are sourcing components from third party manufacturers from around the world and plan to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity and thermal (heat) energy, when appropriate.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectability and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for non payment.

Results of Operations

For the quarter ended October 31, 2008, we generated $240,115 in revenues from operations and we incurred a loss of ($868,984), of which $717,818 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.  During the year ended July 31, 2008 we were considered a development stage company. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of inventory.

We have financed our operations since inception primarily through private sales of securities. As of October 31, 2008, we had $10,746 in cash, and negative working capital of ($584,690)

The following table sets forth our statements of operations data for the quarter ended October 31, 2008 through inception.

Summary Income Statement

	October	Since
	31, 2008	Inception

Revenues, net	$240,115	240,115
Gross profit (loss)	167,477	167,477
Selling, general and administrative expenses	1,037,104	2,924,741

Total operating expenses	1,037,104	2,924,741
Loss from operations	(869,627)	(2,757,264)
Other Income (Expense)	643	(67,462)
Loss from operations before income taxes	(868,984)	(2,824,726)
Income tax provision
Net loss	$(868,984)	(2,824,726)

Revenues
For the quarter ended October 31, 2008 we had revenues of $240,115.  Prior to this period, we had no revenues. Revenues for the quarter reflect solar product sales and dealer training for an 8-week period, post acquisition.

Cost of sales and gross profit
For the quarter ended October 31, 2008 our Cost of Goods Sold was $72,638 resulting in a gross profit of $167,477.  Prior to this period, we had no revenues or costs of goods sold.  Revenues began in this quarter, as we transition from a development stage company to an operating business.

Selling, general and administrative
Selling, general and administrative (“S, G & A”) expenses for the quarter ended October 31, 2008 were $1,037,104 compared with $1,192,159 for the same period ended October 31, 2007.  Since inception through October 31, 2008 these expenses total $3,924,741.  Major changes in S, G & A expenses, from the 2007 quarterly period to 2008 were; salaries and wages decreased from $1,126,756 to $747,574 primarily resulting from the reduction in non-cash – equity based compensation which decreased from $1,067,500 in 2007 to $717,818 in the 2008 period, travel and entertainment was $18,934 in 2008 compared with $16,105 in 2007, legal and professional costs totaled $147,568 in 2008 compared with $12,142 in 2007 with the increase in fees primarily related to our acquisition, public listing and financing activities.  Cash and stock based consulting and director’s costs increased to $52,185 in 2008 from $4,000 in 2007 resulting primarily from investor relations and the transition of management from employees to consultants.

 Research & development
            For the quarters ended October 31, 2008 and 2007, we did not record research and development expenses.

Other income (expense)
            In 2008 and 2007, other income for the October quarter was $648 and $640 from interest income, respectively.

Net Loss
            Our net loss was $868,984  for the quarter ended October 31, 2008 and $2,824,726 from inception to October 31, 2008.  The net loss primarily reflects our expenses relating to the preparation of a registration statement and listing our common stock for public trading, financings, the cost of additional employees to pursue our strategy and expenditures for business development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources
            As of October 31, 2008, we had cash of $10,746 and negative working capital of ($584,690) compared with $140,875 and $294,223  in cash and working capital, respectively as of October 31, 2007.  During the quarter ended October 31, 2007 and primarily for the same period in 2008, we funded our operations from private sales of equity securities.

For the quarters ended October 31, 2008 and 2007, we used $138,042 and $140,782 of cash in operations, respectively.  Investing activities used $147,755 of cash during the October 31, 2008 quarter for Acquisition & Office Equipment purchases, and none during the same 2007 period.  Financing activities used $70,122 in note repayment and provided $80,000 from private placement & note repayment activities, during the October 31, 2008 and 2007 quarters respectively.

The cost of our photovoltaic and solar thermal products is volatile and is influenced by availability of critical raw materials and supply and demand imbalances. We are uncertain of the extent to which these factors will affect our working capital in the near future. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

As we proceed through the year we will look to add sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will precede supporting revenue generation and are included in the requirements listed above.

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

As we continue to increase the level of staffing and other operating requirements of developing our business, the cash needs will increase and therefore we will need additional financing to supplement cash flows.  Until we can maintain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  We will require approximately $1,000,000 of additional capital funding, which will allow us to maintain operations through July 31, 2009.  If we are not successful in raising the required capital, our existing capital will not allow us to continue in operations.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures
            During the quarter ended October 31, 2008, we acquired approximately $1,662,755 of business assets, and furniture and equipment for office purposes.  $1,650,000 of the capital expenditures were for the purchase of the domain name, solarenergy.com,  We have used these assets to begin our business operation.

Subsequent Events
In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock and includes 1,300,000 “A” Warrants and 1,300,000 “B” warrants exercisable on a cash basis equal to$0.50 and $1.00 respectively.

The Company issued 175,000 shares of common stock to a group engaged to provide investor awareness and other services in December 2008.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares in exchange for a Board of Director position.  He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term.

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  Michael Dodak has accepted the CEO position.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Not applicable

Item 4T. Controls and Procedures.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2008.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have just begun operations, have a loss of  $346,267 for the quarter period ended October 31, 2008 and have incurred development and operating losses since our inception totaling $2,303,414.  We expect to incur operating losses in the future, primarily due to the initiation and expansion of our operations. The negative cash flow from operations is expected to continue into the future. Our ability to achieve profitability depends upon our ability to increase our sales activities and with gross and operating margins that are sufficient to cover our costs.  There can be no assurance that we will ever achieve any adequate revenues or profitable operations from the sale of our proposed products, to sustain our business.

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

Additional financing will be necessary for the implementation of our growth strategy.
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

The loss of our current directors and executive officers or our inability to attract and retain the necessary personnel could have a material adverse effect upon our business, financial condition or results of operations
Our success is heavily dependent on the continued active participation of our current directors and officers listed under “Directors and Management.” Loss of the services of our directors and officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. The renewable energy business is relatively new and competition for qualified employees among companies in the industry is strong, and the loss of any of such persons, or an inability to attract, retain and motivate any additional skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  Finally, we need to identify and engage independent directors to join the board and serve on the Audit Committee, including one that qualifies as an “accounting expert” to meet the public company listing qualifications of Sarbanes-Oxley, section 301.  Without the addition of directors and an accounting expert, we will not be able to be listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) exchange or other primary stock exchange.

We are controlled by current officers, directors and principal stockholders.
Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 51.4% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

If there is a shortage of components and/or key materials necessary to manufacture our products, that may constrain our revenue growth. The market for photovoltaic cells has increased recently and planned introduction of significant production capacity should offset demand related price increases.  If not, increased cost of our products could adversely affect sales and profitability.  Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.
Essential raw materials in the production of photovoltaic, or solar cells, have multiple demand drivers which can significantly affect pricing.  During 2007 and into 2008, there was an industry-wide shortage of polysilicon, which resulted in significant price increases of solar cells and solar panels.  Conversely, the economic slowdown during the latter part of 2008 has resulted in a reduction of the per watt cost of solar panels.  Many manufacturers have announced plans to add additional cell and panel manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and could adversely affect panel production and cost.

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
            We intend to purchase our products using materials and components procured from a limited number of third-party suppliers.  If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. We currently do not have contracts with suppliers to allow us to ensure delivery, and may not be able to procure sufficient quantities of the materials and components necessary to assemble and sell our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary; we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.  In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

Our business depends on the implementation of our current and future agreements with foreign and domestic manufacturers, securing contracts with other suppliers and orders with customers and ensuring products to sell.
To date, although we have a contract with an Asian Solar Photovoltaic Manufacturer, which contract commencement is subject to certain certification approval(s), and have identified additional suppliers, we can not guarantee that they will obtain its approval(s) or that we will be able to sell those products, the products of other suppliers or maintain sufficient supply.  If we are unable to maintain our supply agreements, or we are unable to develop sales, we may be forced to cease operations.

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.
            Our quarterly revenue and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of the solar products that we purchase including panels and solar power and solar thermal systems;
•	the availability, pricing and timeliness of delivery of third party sources products and components, particularly solar panels and balance of systems components,
•	the rate and cost at which we are able to expand to meet customer demand, including costs and timing of adding personnel;
•	the amount and timing of sales of our systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;
•
our ability to meet project completion schedules and the corresponding revenue impact under such contractual devises as percentage-of-completion method of recognizing revenue for projects which may apply;

•	construction cost overruns, including those associated with the estimates that were improperly prepared;
•	incentives play a major roll in the buying/decision process for our potential customers, where significant changes in regulation or incentives may adversely effect our business;
•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	acquisition and investment related costs;
•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
•	unpredictable sales cycle time lines inherent with new solutions and products;
•	geopolitical turmoil within any of the countries in which we operate or sell products;
•	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;
•	the effect of currency hedging activities;
•	our ability to establish and expand customer relationships;
•	changes in our manufacturing costs;
•	changes in the sales mix of our products;
•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
•	our ability to successfully introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;
•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;
•	the willingness of competing suppliers to continue product sales to us;
•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
•	labor shortages, expertise shortages, shipping and other factors causing business delays.

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
 The solar products we plan to purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. For example, solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar panels with errors or defects, or if there is a perception that such solar panels contain errors or defects, our credibility and the market acceptance and sales of its solar power systems could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. It is possible that we may need to indemnify dealers in the network and customers in some circumstances against liability from defects in the products we sell. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Since the solar products we plan to purchase and sell cannot be tested for the duration of their standard multi-year warranty period, we may be subject to unexpected warranty expense; if we are subject to installation, warranty and product liability claims, such claims could adversely affect our business and results of operations.
The current standard product warranty for the solar products we intend to sell includes a warranty period (up to ten-years) for defects in material and workmanship and a warranty period (up to twenty five-years) for declines in power performance as well as a typically one-year warranty on the functionality of solar cells (for electricity producing solar products).  Due to the long warranty period and even though we intend to pass through the warranty from the manufacturer, we may bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Any warranty claims that the manufacturer does not cover would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although the manufacturers represent that they conduct accelerated testing of their solar products, the solar panels we sell have not and cannot be tested in an environment simulating the full warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Like other retailers and distributors of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that our solar products cause or their use result in injury. Our business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our planned solar energy products are electricity and heat producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we can obtain appropriate levels of insurance for product liability claims. We will rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home market.

Warranty and product liability claims may result from defects or quality issues in certain third party technology and components that we or our suppliers incorporate into their/our solar power systems, particularly solar panels, over which we have no control. While our agreements with our suppliers would generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

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
            We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	problems arising from non-performance of acquired entities or assets;
•	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;
•	unanticipated costs associated with the acquisition;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	potential loss of key employees of acquired businesses; and
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

Our solar power products and services will compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.  Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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
The United States and international economies have recently experienced a period of slow economic growth and unprecedented turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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
On October 31, 2008, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 38.3% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders.

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
Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, can be expected to lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 8,469,762 shares held by persons who are not our affiliates on October 31, 2008, approximately 1,640,256 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 5,829,506 additional shares were then eligible to be sold in accordance with Rule 144 under that Act and approximately 1,000,000 more shares will be able to be sold within the ensuing twelve month period. All of the shares to be sold by the selling stockholders in the offering which is the subject of the registration statement referred to above will be freely tradable without restriction or further registration under the Securities Act of 1933.

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

(6) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 1, 2008.

(7) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 27, 2008.

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as of December 22, 2008 the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Initiatives, Inc.

By:	/s/ Michael Dodak
Michael Dodak
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Gregory Bakeman
Gregory Bakeman
Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the 22nd day of December , 2008.

SIGNATURE	TITLE	DATE

/s/ Brad Holt	Chairman of the Board and Director	December 22, 2008
Brad Holt

/s/Michael Dodak	CEO and Director	December 22, 2008
Michael Dodak

/s/ David Fann	Director	December 22, 2008
David Fann

/s/ Pierre Becuchet	Director	December 22, 2008
Pierre Becuchet