Form 10-Q
period 2009-01-31
Solar Energy Initiatives, Inc.
filed 2009-03-17
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY  31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER     333-148155

Solar Energy Initiatives, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	3674	20-5241121
(State or other Jurisdiction of Incorporation	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
or Organization)

818 A1A North
Suite 202
Ponte Vedra Beach, Florida 32082
 (Address of principal executive offices including zip code)

(904) 644-6090
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2009, the Company had outstanding 14,353,586 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes  {  }  No { X }

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended January 31, 2009

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

ITEM 1.  FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
CONSOLIDATED  BALANCE SHEETS

	January 31, 2009	July 31,2008
ASSETS	(unaudited)

Current assets
Cash	$39,309	$366,655
Accounts receivable	83,233	-
Inventory	62,609	-
Prepaid expenses and other current assets	14,484	3,845
Total current assets	199,635	370,500

Property, plant and equipment, net	24,365	5,434
Domain name	1,650,000	-
Deposits	7,832
Deposit on domain name	-	25,000
Total assets	$1,881,832	$400,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable	$344,351	$-
Due to related parties	56,023	31,735
Accrued expenses	77,198	74,976
Deferred Revenue	19,900	-
Convertible debentures, net of discounts	177,631
Note payable-current Portion	480,000	-

Total current liabilities	1,155,103	106,711

Note Payable-Long Term Portion	160,000	-

Total Liabilities	1,315,103	106,711

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
14,230,197 and 11,809,256 issued and outstanding, respectively	14,230	11,809
Paid-in capital	4,224,109	2,298,156
Deferred Compensation	(132,552)	-
Stock subscription receivable	(60,000)	(60,000)
Accumulated deficit	(3,479,058)	(1,955,742)

Total stockholders' equity	566,729	294,223
Total liabilities and stockholders' equity	$1,881,832	$400,934

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
 (Formerly NP Capital Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ending January 31,	Three Months Ending January 31,	Six Months Ending January 31,	Six Months Ending January 31
	2009	2008	2009	2008

Revenues, net	$521,223	$-	$761,338	$-
Cost of sales	443,011	-	515,649	-
Gross profit	78,212		245,689

Operating expenses
Selling, general and administrative	660,683	219,158	1,689,872	1,395,173
Research and development	-	-	-	16,143
Total operating expenses	660,683	219,158	1,689,872	1,411,316

Loss from operations	(582,471)	(219,158)	(1,444,183)	14,11,316

Other Income (expense)
Interest and other income	-	291	643	930
Interest Expense	(71,861)	-	(79,776)	-
Bad debt related party note receivable	-	(68,100)	-	(68,100)
Total other income (expense)	(71,861)	(67,809)	(79,133)	(67,170)

Net loss	$(654,332)	$(286,967)	$(1,523,316)	$(1,478,486)

Net loss per share – basic and diluted	$(0.05)	$(0.03)	$(0.39)	$(0.16)

Weighted average shares outstanding – basic and diluted	14,155,062	10,493,256	3,880,994	9,482,115

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

			Additional		Common	Common		Total
	Common Stock		Paid-in	Deferred	Stock	Stock	Accumulated	Stockholders
	Shares	Amount	Capital	Comp	Payable	Subscription	Deficit	Equity
Balances, July 31, 2008	11,809,256	$11,809	$2,298,156	$-	$-	$(60,000)	$1,955,742	$294,233

Cashless exercise of stock options	440,506	441	(441)		-	-	-	-
Shares issues as Compensation August 2008	150,000	150	104,850	(105,000)	-	-	-	-
Cancellation of Surette issued Mach 2008	(25,000)	(25)	25		-	-	-	-
Shares issued as Compensation at September 2008	350000	350	174650	(175,000)	-	-	-	-
Shares issued for acquisition of SEI assets	1,000,000	1,000	649,000		-	-	-	650,000
Amortization of Deferred Compensation Expense				64,166	-	-	-	64,166
Options granted for Compensation August and September 2008			653,651		-	-	-	653,651
Net Loss	-	-			-		(868,984)	(868,984)

Balances, October 31, 2008	13,724,762	13,725	3,879,891	(215,834)	-	(60,000)	(2,824,726)	793,057

Shares issued as Compensation at December 2008	175,000	175	50,575	(50,750)	-	-	-	-
Shares issued for Board Seat December 2008	100,000	100	25,900		-	-	-	26,000
Shares issued as Compensation at January 2009	100,000	100	29,900	(30,000)	-	-	-	-
Shares issued as Compensation at January 2009	130,435	130	29,870		-	-	-	30,000
Amortization of Deferred Compensation Expense				164,032	-	-	-	164,032
Options granted for Compensation			6,154		-	-	-	6,154
Discounts from warrants and benefical conversion feature			196,493					196,493
Stock Warrant for Board Seat December 2008			5,326					5,326
Net Loss	-	-			-	-	(654,332)	(654,332)

Balances, January 31, 2009	14,230,197	$14,230	$4,224,109	$(132,552)	$-	$(60,000)	(3,479,058)	$566,729

.
The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp
Statement of Cash Flows
(unaudited)

	For the Six Months Ended January 31, 2009	For the Six Months Ended January 31,

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,523,316)	$(1,478,486)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	1,678
Net loss on sale of investment & related discounts		68,100
Stock based compensation	949,329	1,069,500
Convertible Debenture Amortization	49,124
Change in operating assets and liabilities:
Accounts Receivable	(83,233)
Inventory	(62,609)
Prepaid expenses and other current assets	(10,639)
Deposits	(7,832)
Accounts Payable	344,351
Accrued expenses	2,222	1,617
Deferred Revenue	19,900
Due to related parties	24,288
Net cash used by operating activities	(296,737)	(339,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,609)
Acquisition of Domain Name	(135,000)
Net cash used by investing activities	(155,609)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debenture	325,000	-
Proceeds from private placement	-	615,405
Principal payments on notes payable	(200,000)
Net cash provided by financing activities	125,000	615,405

Net increase (decrease) in cash and cash equivalents	(327,346)	276,136

Cash and cash equivalents at beginning of year	366,655	166,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,309	$442,357

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$12,929	$20,876

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$280,000	$-
Acquisition of Domain Name
Notes payable assumed	$840,000	-
Stock issued	650,000	$-
Total Non-cash consideration	1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	160,000	-
	$1,650,000	$-

Discounts from warrants and beneficial conversion feature	$196,493	$-

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp)
 (UNAUDITED)
Notes to Consolidated Financial Statements
January 31, 2009

1.	Nature of Operations

The Company was formed on June 20, 2006.  We are a Delaware Corporation.  On August 20, 2008 we formed a subsidiary company, Solar Energy, Inc., a Florida corporation, to operate assets we acquired, which included the World Wide Web domain name solarenergy.com.  In addition, we took over the relationship management of a rapidly growing independent solar equipment dealer network.

Business Description
We are executing our “RENEW THE NATION” campaign, intended to promote job growth nationwide and help reduce the dependency on foreign oil via an aggressive grass roots effort. The main focus of RENEW THE NATION will be working with companies in the construction industry and related trades affected by the economic downturn to re-train and re-deploy their workforce, allowing this important national asset to meet the needs of the Solar Energy industry, the fastest growing industry in the world. We are executing on a three pronged approach to achieve our plan. This includes:

•	growing our dealer network, increasing the selling potential for solar electric (PV ) and solar thermal (hot water) system solutions to homeowners and commercial customers;
•	placing solar systems on large commercial buildings and in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

As an integrator of solar energy systems we will enter into supply agreement(s) with manufacturers of solar products and technologies which directly convert the sun’s energy into electricity and heat, if this serves our needs.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality and offer competitive pricing.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our initial solar sales efforts are primarily focused on residential and commercial applications, primarily through our dealer network, where our selected solar energy products and systems offer customers economic benefits primarily compared with the relatively high cost of locally supplied electricity with, and in some cases without, tax and other economic incentives.

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

We have thirteen (13) employees in sales, assembly and administrative positions.  We have trained more than fifty (50) dealers for an independent network and continue to aggressively identify new dealer candidates.  Part of the benefit of new dealers joining the Solar Energy, Inc. network is a training class we provide which covers technical, functional and business aspects of participating in the sale and installation of solar components and systems.   Accordingly, we have generated revenues from the addition and training of the new dealers.  We also make solar system sales to dealers within the Solar Energy, Inc. network, and others who have contacted Solar Energy, Inc. directly and are not near a dealer in the network.

We are buying products for our solar sales activities from manufacturers and vendors around the world.  We are entering into distribution and supply agreements that provide us with strategic and competitive advantages, including exclusive rights, volume purchase discounts, licensing and other arrangements.

2.	Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the third quarter of fiscal 2009. In addition, we expect to have ongoing requirements for capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business. But, to accelerate growth, adding at least $1 million in funds will allow for advantageous inventory purchases, potentially increasing our growth and profitability.  With more capital, we would also add staff and potentially start development solar park sites and/or other projects. Currently we have approximately $39,309 cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

Assuming we are successful in our sales/development effort, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Information
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. (the “Company”) for the years ended July 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The January  31, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiatives, Inc. and its wholly owned subsidiary Solar Energy, Inc.   All significant intercompany transactions and balances have been eliminated in consolidation.

Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying  financial statements arise from our belief that we will secure an adequate  amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No.  104, Revenue Recognition” (“SAB 104”).  The Company currently generates revenue from the sale of photovoltaic panels, solar thermal panels, balance of system products, and management system products to our dealers or other parties, and dealer training. The Company anticipates it will not perform any installations. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of January 31, 2009 therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

Warranty Reserves

Currently, the Company purchases it’s products from third parties.  The manufacturer warrants or guarantees the operating integrity, and performance of photovoltaic solar products at certain levels of conversion efficiency for extended periods, up to 25 years. The manufacturer also warrants or guarantees the functionality of inverters and balance of systems up to 10 years.  Therefore, the Company does not recognize warranty expense ..

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of January 31, 2009 inventory was $62,609.  Inventory was acquired during the two most recent quarters, therefore there is no impairment.

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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of January 31, 2009 we had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction.  We believe that this asset is fairly valued as of the date of the report.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.  The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

4.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent   the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than   another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard did not have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No. 157 is effective as of the first interim or annual reporting period that begins after November 15, 2007. The adoption of  SFAS No. 157 in its three months ending April 31, 2008. SFAS No. 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations”   (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combination s ”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

This Statement changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 160 will have a material affect on our financial statements.

5.	Acquisition of Domain

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).  In consideration for the purchase SEI Assets, the Company made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with principal payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company valued at $650,000.

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period February 1, 2009 through January 31, 2010	$480,000

Thereafter	160,000

$640,000

6.	Convertible Debenture

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share, and includes 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the Subscriber to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.  The shares from Convertible conversion and purchased from the Warrant exercised shall also be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.  Each of the four private investors were issued promissory notes with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan thru the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the company recorded a beneficial conversion feature totaling $52,000.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the promissory note and $ 49,123 was expensed through January 31, 2009.

7.	Stockholders' Equity

Common Stock

The authorized capital, all in common stock, is 100,000,000, with a $0.001 par value per share.    There are 14,230,197 shares of common stock issued and outstanding as of January 31, 2009.

During the three months ended January 31, 2008, the Company sold 1,000,000 units; comprised of 1,000,000 shares of common stock, valued at $0.50 per share, along with two common stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,000,000 units were sold in a private placement for $500,000.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares were issued in June 2008.

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

On August 8, 2008 Messrs. Fann and Dodak, and Holt were granted 600,000 and 800,000 each respectively.  Messrs. Fann and Dodak, each exercised 600,000 options, in a cashless transaction, to common stock of the Company.   Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.  The amount expensed approximately $195,000 for Messrs. Fann and Dodak during the period ending October 31, 2009 was determined using the Black Sholes method.  The amount expensed for Mr. Holt during the period ending October 31, 2009 using the Black Sholes method was $257,791.

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which $87,500 has been amortized for the three months ended January 31, 2009.

In September 2008, Mr. Bakeman was granted 300,000 options with a value of $103,857 determined using the Black Sholes method and amortized over a period of three years, and $11,539 was expensed during the period ending January 31, 2009.

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008 for the term of six months, valued at $175,000. The Company recorded the stock issuance as deferred compensation, of which $116,667 has been amortized for the three months ended January 31, 2009.

The Company issued 175,000 shares of common stock to a group engaged to provide investor awareness and other services in December 2008 for the term of four months, valued at $50,750. The Company recorded the stock issuance as deferred compensation, of which $19,031 has been amortized for the three months ended January 31, 2009.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares valued at $26,000 in exchange for a Board of Director position.  The Company recorded the stock issuance as compensation expense.   He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term with a value of $5,326 determined using the Black Sholes method  and expensed during the period ending January 31, 2009.

On January 12, 2009 the Company entered into a consulting arrangement with a company for investor awareness and other services for the term of twelve months.  For the first six months the Company issued 100,000 shares of common stock as consideration valued at $30,000, along with cash consideration of $6,600 monthly. The Company recorded the stock issuance as deferred compensation, of which $5,000 has been amortized for the three months ended January 31, 2009.   Conditioned upon performance defined in the agreement as of the seventh month the company will issue 100,000 shares of common stock and incur cash consideration of $7,000 monthly thru the twelfth month.

On January 12, 2009 the Company issued 43,478 shares of Common Stock to Mr Fann and 86,957 shares of Common Stock to Mr Dodak in lieu of cash for compensation.   The closing price of the stock on January 12, 2009 was $.23

Private Placement Warrants

As of January 31, 2009, warrants to purchase 981,715, 648,227, 2,000,000,  1,106,000,  100,000 and 2,000,000 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date
981,715	$.70	July, 2009
648,227	$.70	August, 2009
1,000,000	$.75	January, 2011
1,000,000	$1.50	January, 2011
1,106,000	$.75	March, 2011

8.	Commitments and Contingencies

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Remaining months as for the fiscal year ending July 31, 2009	$63,201

Fiscal year ending July 31, 2010	84,269

$147,470

Rent expense was $27,887 and $33,639 for the period ending July 31, 2008 and six months ending January 31, 2009, respectively.

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

In January 2009 the Company entered into a consulting arrangement with a company for investor awareness and other services, and issued 100,000 shares of common stock.

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

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  The Company entered into a consulting agreement with Mr. Holt for a period of four years.  Subject to the terms and conditions of the Agreement, for the performance of the Services, the company will pay Consultant the following fees:

(i)           From December 15, 2008 through March 15, 2009, Solar Energy shall pay Consultant $10,833 per month, plus an amount of common stock of Solar Energy equal to $7,500 (the value of such stock to  be determined as set forth below) per month.

(ii)           From March 15, 2009 through June 15, 2009, Solar Energy shall pay Consultant $10,833 per month, plus an amount of common stock of Solar Energy equal to $3,750 per month.

(iii)           From June 15, 2008 through December 31, 2012, Solar Energy shall pay Consultant $10,833.33 per month

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

Michael Dodak has accepted the temporary CEO position

Supply of Materials

The Company is sourcing solar photovoltaic and solar thermal panels, components and balance of system materials from vendors around the world.  We believe that there are adequate sources of supply to ensure that we will have availability to the components we need to satisfy orders received.

9.	Related Party Transactions

In March 2007, the Company entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of the Company.  Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000 to the Company and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox.may return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

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

There is no continuing obligation on the Company under the terms of the Convertible Note.

10.	Subsequent Events

In February 2009   The Board of Directors appointed Mr. David W. Fann as its new Chief Executive Officer and promoted Mr. Gregory N. Bakeman to the position of President.  Mr. Bakeman will continue to serve as the Company’s Chief Financial Officer. The new positions took affect immediately. In conjunction with the management changes Mr. Michael J. Dodak resigned from the day-to-day activities of the Company but will remain on the Board of Directors. Mr. Dodak will now focus on securing large solar development projects via his proven background within the renewable energy industry.  Mr. Fann will be paid a salary of $150,000 per year.  Mr. Bakeman’s salary remained at its current level.

On February 28, 2009 the Company issued 5,000 shares of Rule 144 stock to six employees of the subsidiary company Solar Energy, Inc.   The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.

In February 2009 the Company issued 1,000 shares of Rule 144 stock to ten Dealers as part of a dealer incentive program.   The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.

In February 2009, the Company issued 20,000 Rule 144 stock as commission for securing debenture funds.  The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.

In February 2009, the Company issued 30,000 shares of stock to an investor relations company as payment for an increased awareness program.

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

Limited Operating History

            There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our company generated approximately $521,222 in revenues from operations for the quarter ended January 31, 2009.  While we anticipate growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays or disruptions in establishing key vendor relationships and costing dynamics that could be out of our control.  There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We are: executing our RENEW THE NATION campaign to expand our independent Dealer Network; marketing, selling and configuring solar power systems for residential and commercial customers; intend to market, sell, design, own and operate solar power systems for commercial customers; and design, develop and manage solar parks.  We will initially focus on serving customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  We are sourcing components from third party manufacturers from around the world and plan to enter into supply agreement(s) with manufacturers of solar electric power products and technologies which directly convert sunlight into electricity and thermal (heat) energy, when appropriate.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

In July 2006, we entered into a convertible debenture with a waste to energy development company, Envortus Inc. At that time, we intended to develop a business in the waste to energy market and this was our initial foray in to the market.  The officers and board members of The Company had ownership, officer positions and board positions in Envortus Inc. Under the terms of the convertible debenture, the Company could invest $250,000 in Envortus, Inc., over a period of time. The Company forwarded a total of $134,500 to Envortus, Inc., before deciding to continue its focus specifically in the solar area of the renewable energy market instead of waste to energy. The Company utilized funds raised from the sale of common stock and convertible debentures in order to fund the loan to Envortus Inc.

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee; this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectability and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for non payment.

Results of Operations

For the three months ended January 31, 2009, we generated $521,223 in revenues from operations and we incurred a loss of ($654,332), of which $231,511 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.  During the year ended July 31, 2008 we were considered a development stage company. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of inventory.

We have financed our operations since inception primarily through private sales of securities. As of January 31, 2009, we had $39,309 in cash, and negative working capital of ($955,468).

The following table sets forth our statements of operations data for the three and six months ended January 31, 2009.

Summary Income Statement

	January 31, 2009
	Three Months Ending	Six Months Ending
Revenues, net	$521,223	$761,338
Gross profit (loss)	78,212	245,689
Selling, general and administrative expenses	660,683,	1,689,872

Total operating expenses	660,683	1,689,872
Loss from operations	(582,471)	(1,444,183)
Other Income (Expense)	(71,861)	(79,776)
Loss from operations before income taxes	(654,332)	(1,523,316)
Income tax provision
Net loss	$(654,332)	$(1,523,316)

Revenues
For the three and six months, ended January 31, 2009, we had revenues of $521,223 and $761,338 respectively.  Prior to these periods, we had no revenues. Revenues for these quarters reflect dealer training and sales of solar systems and equipment.

Cost of sales and gross profit
For the three and six months ended January 31, 2009 our Cost of Goods Sold were $443,010 and $515,649 respectively, resulting in a gross profit from operations of $78,212 and $245,689 respectively.  Prior to these periods, we had no revenues or costs of goods sold.

Selling, general and administrative
Selling, general and administrative (“S, G & A”) expenses for the three and six months ended January 31, 2009 were $660,683 and $1,689,872 respectively compared with $219,158 and $1,395,173 respectively, for the same periods ended January 31, 2008.    Major changes in S, G & A expenses were; salaries and wages increased from $69,184 to $168,333 primarily related to an increase in sales and accounting, travel and entertainment was $21,782 in 2009 compared with $46,665 in 2008, legal and professional costs were $21,940 in 2009 compared with $38,824 in 2008 primarily related to our acquisition, public listing and financing activities.  Cash and stock based consulting and director’s costs increased to $310,479 in 2009 from $11,250 in 2008 resulting primarily from investor relations and the transition of management from employees to consultants.

 Research & development
            For the three and six months ended January 31, 2009, we did not record research and development expenses, compared with $0.0 and $16,143 respectively for the same periods ended January 31, 2008.

Other income (expense)
            For the three and six months ended January 31, 2009 other income was $0.00, and  $643 for the same periods ending January 31, 2008.  For the three and six months ending January 31, 2009 interest expense was $71,861 and $79,776 respectively compared with none for the same periods ending January 31, 2008.

Net Loss
            Our net loss was $(654,332) for the three months ended January 31, 2009 and $(1,532,316) for the six months ending January 31, 2009, and $(286,927) and $(1,478,486) respectively for the three and six months ended January 31, 2008.  The net loss primarily reflects our expenses relating to the; preparation of a registration statement and listing our common stock for public trading, financings, the cost of additional employees to pursue our strategy, stock based compensation valuations and expenditures for business development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources
            As of January 31, 2009, we had cash of $39,309 and negative working capital of ($955,468) compared with $442,357 and $426,129 in cash and working capital, respectively as of January 31, 2008   During the quarter ended January 31, 2009 and primarily for the same period in 2008, we funded our operations from private sales of equity securities, revenues and the proceeds from a convertible debenture.

For the period ending January 31, 2009 we used $296,737 of cash in operations.  Investing activities used  $155,609 of cash during the six months ending January 31, 2009 for Acquisition of  Domain Name & Office Equipment purchases, and none during the same 2008 period.  Financing activities used $200,000 in note repayment during the six months ending January 31, 2009.

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

As we proceed through the year we will look to add sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions may precede supporting revenue generation and are included in the requirements listed above.

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

As we continue to increase the level of staffing and other operating requirements of developing our business, the cash needs will increase and therefore we will need additional financing to supplement cash flows.  We believe our business activities can support our current operating requirements.  But, to accelerate our growth and take advantage of inventory and other opportunities, we will need to raise additional funds.  We have estimated that an additional $1,000,000 of capital funding, will allow us to execute on certain plans.  If we are not successful in raising the required capital, our existing operations will be strained and we may not be able to continue in operations.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. To date, we do not have any plans in place to raise additional capital and there is no guarantee that we will be able to raise additional funds or to do so at terms which are acceptable to the Company.

Significant Capital Expenditures
            During the six months ended January 31, 2009, we acquired approximately $1,670,609 of business assets, and furniture and equipment for office purposes.  $1,650,000 of the capital expenditures was for the purchase of the domain name, solarenergy.com.  We have used these assets to begin our business operation.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2009.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of, nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 175,000 shares of common stock to a group engaged to provide investor awareness and other services in December 2008.

In January 2009 the Company entered into a consulting arrangement with a company for investor awareness and other services, and issued 100,000 shares of common stock.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated on the

SOLAR ENERGY INITIATIVES, INC.

Dated: March 17, 2009	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2009	By:	/s/ Gregory Bakeman
Gregory Bakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)