Form 10-Q
period 2009-04-30
Solar Energy Initiatives, Inc.
filed 2009-06-12
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  {X  }  No { }

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 4, 2009, the Company had 16,247,465 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended April 30, 2009

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

ITEM 1.  FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
CONSOLIDATED  BALANCE SHEETS

	April 30, 2009	July 31, 2008
ASSETS	(unaudited)

Current assets
Cash	$281,887	$366,655
Accounts receivable	27,651	-
Inventory	51,517	-
Prepaid expenses and other current assets	3,339	3,845
Total current assets	364,394	370,500

Property, plant and equipment, net	23,158	5,434
Domain name	1,650,000	-
Deposits	12,748	-
Deferred offering cost	47,126	-
Deposit on domain name	-	25,000
Total assets	$2,097,426	$400,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$525,925	$-
Due to related parties	228,777	31,735
Accrued expenses	45,562	74,976
Convertible debentures, net of discounts	226,754	-
Note payable-current	480,000	-
Total current liabilities	1,507,018	106,711

Note payable	80,000	-
Total liabilities	1,587,018	106,711

Commitments & contingencies

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
15,051,778 and 11,809,256 issued and outstanding, respectively	15,052	11,809
Paid-in capital	4,544,323	2,298,156
Deferred compensation	(83,333)	-
Stock subscription	(20,000)	(60,000)
Common stock payable	227,127	-
Accumulated deficit	(4,172,761)	(1,955,742)
Total stockholders' equity	510,408	294,223
Total liabilities and stockholders' equity	$2,097,426	$400,934

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
   (Formerly NP Capital Corp.)
 CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2009	2008	2009	2008

Revenues, net	$463,570	$-	$1,224,908	$-
Cost of sales	267,409	-	783,058	-
Gross profit	196,161		441,850

Operating expenses
Selling, general and administrative	784,730	767,919	2,474,602	2,163,092
Research and development	-	-	-	16,143
Total operating expenses	784,730	767,919	2,474,602	2,179,235

Loss from operations	(588,569)	(767,919)	(2,032,752)	14,11,316

Other Income (expense)
Interest and other income	-	5,805	643	6,735
Other Expense	(3,059)	-	(3,059)	-
Interest Expense	(102,075)	-	(181,851)	-
Bad debt related party note receivable	-	-	-	(68,100)
Total other income (expense)	(105,134)	5,805	(184,267)	(61,365)
Loss before provision for income taxes	(693,703)	$(762,114)	$(184,267)	$(61,365)
Provision for income taxes	-	-	-	-
Net loss	$(693,703)	$(762,114)	$(2,217,019)	$(2,240,600)

Net loss per share – basic and diluted	$(0.05)	$(0.07)	$(0.16)	$(0.23)

Weighted average shares outstanding – basic and diluted	14,511,266	10,493,256	13,915,621	9,821,595

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp.)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

			Additional		Common	Common		Total
			Paid-in	Deferred	Stock	Stock	Accumulated	Stockholders
	Common Stock		Capital	Comp	Payable	Subscription	Deficit	Equity
Balances, July 31, 2008	11,809,256	$11,809	$2,298,156	$-	$-	$(60,000)	$(1,955,742)	$294,233

Cashless exercise of stock options	440,506	441	(441)		-	-	-	-
Shares issues as Compensation August 2008	150,000	150	104,850	(105,000)	-	-	-	-
Cancellation of Surette issued Mach 2008	(25,000)	(25)	25		-	-	-	-
Shares issued as Compensation at September 2008	350000	350	174,650	(175,000)	-	-	-	-
Shares issued for acquisition of SEI assets	1,000,000	1,000	649,000		-	-	-	650,000
Amortization of Deferred Compensation Expense				64,166	-	-	-	64,166
Options granted for Compensation August and September 2008			653,651		-	-	-	653,651
Net Loss	-	-			-		(868,984)	(868,984)

Balances, October 31, 2008	13,724,762	13,725	3,879,891	(215,834)	-	(60,000)	(2,824,726)	793,056

Shares issued as Compensation at December 2008	175,000	175	50,575	(50,750)	-	-	-	-
Shares issued for Board Seat December 2008	100,000	100	25,900		-	-	-	26,000
Shares issued as Compensation at January 2009	100,000	100	29,900	(30,000)	-	-	-	-
Shares issued as Compensation at January 2009	130,435	130	29,870		-	-	-	30,000
Amortization of Deferred Compensation Expense				164,032	-	-	-	164,032
Options granted for Compensation			6,154		-	-	-	6,154
Discounts from warrants and benefical conversion feature			196,493					196,493
Stock Warrant for Board Seat December 2008			5,326					5,326
Net Loss	-	-			-	-	(654,332)	(654,332)

Balances, January 31, 2009	14,230,197	14,230	4,224,109	(132,552)	-	(60,000)	(3,479,058)	566,729

Shares issued for consulting at Feb 2009	87,500	88	28,787	(28,875)	-	-	-	-
Shares issued for consulting at Feb 2009	38,889	39	14,738	-	-	-	-	14,777
Shares issued for compensation	42,800	43	17,890	-	-	-	-	17,933
Shares cancelled related to stock subscription	(80,000)	(80)	(39,920)	-	-	40,000	-	-
Shares issued for employee incentives at Mar 2009	35,000	35	12,215	-	-	-	-	12,250
Shares issued for dealer incentives at Mar 2009	13,000	13	4,537	-	-	-	-	4,550
Shares issued for board seats at Mar 2009	200,000	200	89,800	-	-	-	-	90,000
Shares issued for dealer incentives at April 2009	9,000	9	3,141	-	-	-	-	3,150
Shares issued for consulting at April 2009	200,000	200	79,800	(80,000)	-	-	-	-
Shares issued for loan at April 2009	60,000	60	26,940	-	-	-	-	27,000
Shares issued as compensation at April 2009	215,392	215	82,286	-	-	-	-	82,501
Amortization of deferred compensation				158,094	-	-	-	158,094
Shares to be issued for private placement				-	227,127	-	-	227,127
Net Loss							(693,703)	(693,703)
Balances April 30, 2009	15,051,778	$15,052	$4,544,323	(83,333)	$227,127	$(20,000)	$(4,172,761)	$510,408

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp)
Statement of Cash Flows
(unaudited)

	For the Nine Months Ended April 30, 2009	For the Nine Months Ended April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,217,019)	$(2,240,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	2,886	-
Net loss on sale of investment & related discounts	-	68,100
Stock based compensation	1,359,584	1,569,500
Convertible Debenture Amortization	98,246	-
Change in operating assets and liabilities:	-	-
Accounts Receivable	(27,651)	-
Inventory	(51,517)	-
Prepaid expenses and other current assets	506	-
Deposits	(12,748)	-
Accounts payable	525,925	-
Accrued expenses	(29,414)	38,761
Due to related parties	52,042	-
Net cash used by operating activities	(299,160)	(564,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,610)	-
Acquisition of Domain Name	(135,000)	-
Net cash used by investing activities	(155,610)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debenture	325,000	-
Net proceeds from private placement	180,001	1,056,955
Proceeds from Related Parties	145,000
Principal payments on notes payable	(280,000)
Net cash provided by financing activities	370,001	1,056,955

Net increase (decrease) in cash and cash equivalents	(84,768)	492,716

Cash and cash equivalents at beginning of year	366,655	166,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281,887	$658,937

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	154,851
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$469,625	$-
Acquisition of Domain Name
Notes payable assumed	$840,000	-
Stock issued	650,000	$-
Total Non-cash consideration	1,490,000

Cash consideration ($25,000 paid during the period ended July 31, 2008)	160,000	-
	$1,650,000	$-
Shares Cancelled related to subscription	$(40,000)	$-
Discounts from warrants and beneficial conversion feature	$196,493	$-

The accompanying notes are an integral part of these financial statements.

Solar Energy Initiatives, Inc.
(Formerly NP Capital Corp)
 (UNAUDITED)
Notes to Consolidated Financial Statements
April 30, 2009

1.	Nature of Operations

The Company was formed on June 20, 2006.  We are a Delaware Corporation.  On August 20, 2008 we formed a subsidiary company, Solar Energy, Inc., a Florida corporation, to operate assets we acquired, which included the World Wide Web domain name solarenergy.com.  In addition, we took over the relationship management of an independent solar equipment dealer network.

Business Description

We are executing on a three pronged approach to achieve our plan. This includes:

•	growing our dealer network with the goal of increasing the selling potential for solar electric (PV) and solar thermal (hot water) system solutions to homeowners and commercial customers;
•	placing solar systems on large commercial buildings and in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

Further, we are executing our “RENEW THE NATION” campaign, intended to promote job growth nationwide and help reduce the dependency on foreign oil via an aggressive grass roots effort. The main focus of RENEW THE NATION will be working with companies in the construction industry and related trades affected by the economic downturn to re-train and re-deploy their workforce, allowing this important national asset to meet the needs of the Solar Energy industry, the fastest growing industry in the world.

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

We have thirteen (13) employees in sales, assembly and administrative positions.  We have trained more than sixty five (65) dealers for an independent network and continue to aggressively identify new dealer candidates.  Part of the benefit of new dealers joining the Solar Energy, Inc. network is a training class we provide which covers technical, functional and business aspects of participating in the sale and installation of solar components and systems.   Accordingly, we have generated revenues from the addition and training of the new dealers.  We also make solar system sales to dealers within the Solar Energy, Inc. network, and others who have contacted Solar Energy, Inc. directly and are not near a dealer in the network.

We utilize consultants to provide specialized services and independent sales representatives for certain sales activities.

We are buying products for our solar sales activities from manufacturers and vendors around the world.  We are entering into distribution and supply agreements that provide us with strategic and competitive advantages, including exclusive rights, volume purchase discounts, licensing and other arrangements.

2.	Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time will need additional capital to maintain operations and execute our business plan.  As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets, the competitive environment in which we operate and the current credit shortage facing world wide markets.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,000,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add staff and potentially start development of solar park sites and/or other projects. Currently we have approximately $281,887 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. (the “Company”) for the years ended July 31, 2008 and 2007 appearing in the Company’s Form 10-KSB. The April 30, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104,Revenue Recognition” (“SAB 104”).  The Company currently generates revenue from the sale of photovoltaic panels, solar thermal panels, balance of system products, and management system products to our dealers or other parties, and dealer training. The Company anticipates it will not perform any installations. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of April 30, 2009 therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

Warranty Reserves

The Company purchases its products for sale from third parties.  The manufacturer warrants or guarantees the operating integrity, and performance of photovoltaic solar products at certain levels of conversion efficiency for extended periods, up to 25 years. The manufacturer also warrants or guarantees the functionality of inverters and balance of systems up to 10 years.  Therefore, the Company does not recognize warranty expense.

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of April 30, 2009 inventory was $51,517.  Inventory was acquired during the three most recent quarters, therefore there is no impairment.
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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of April 30, 2009 we had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction.  We believe that this asset is fairly valued as of the date of the report

Domain Name

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”   (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, “Business Combinations”. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

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

On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).  In consideration for the purchased SEI Assets, the Company made a cash payment of $160,000 at closing, issued the seller a secured note in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with principal payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company valued at $650,000.

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period February 1, 2009 through January 31, 2010	$480,000

Thereafter	80,000

$560,000

6. Convertible Debenture

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder  to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $52,000.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $98,246 was expensed through April 30, 2009.

7.	Stockholders' Equity

Common Stock

The authorized capital, all in common stock, is 100,000,000, with a $0.001 par value per share.    There are 15,051,778 shares of common stock issued and outstanding as of April 30, 2009.

During the six months ended January 31, 2008, the Company sold 1,000,000 units; comprised of 1,000,000 shares of common stock, valued at $0.50 per share, along with two common stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,000,000 units were sold in a private placement for $500,000.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares were issued in June 2008.

The Company closed a private placement in March 2008 and sold 1,106,000 units; comprised of 1,106,000 shares of common stock, valued at $0.50 per share, along with two commons stock purchase warrants.  One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50.  These 1,106,000 units were sold in a private placement for $441,550, net of cash fees for $111,450 and an additional 1,000,000 warrants issued for an exercise price of $0.50.   The common stock is not issued as of April 30, 2008 and is payable subsequent to the period end.  The shares were issued during June 2008.

During March, 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000.  The shares were issued during June, 2008.

On August 8, 2008 Messrs. Fann and Dodak, and Holt were granted options to purchase 600,000 and 800,000 shares of common stock each, respectively.  Messrs. Fann and Dodak, each exercised 600,000 options, in a cashless transaction, to common stock of the Company.   Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.  The amount expensed approximately $195,000 for Messrs. Fann and Dodak during the period ending October 31, 2009 was determined using the Black Sholes method.  The amount expensed for Mr. Holt during the period ending October 31, 2009 using the Black Sholes method was $257,791.

On August 26, 2008 the Company entered into a consulting arrangement with a company for investor awareness and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which $17,500 has been amortized for the three months ended April 30, 2009.

In September 2008, Mr. Bakeman was granted 300,000 options with a value of $103,857 determined using the Black Sholes method and amortized over a period of three years, and $11,539 was expensed during the period ending April 30, 2009.   In February 2009 these options were cancelled.

The Company issued 350,000 shares of common stock to a group engaged to provide investor awareness and other services in September 2008 for the term of six months, valued at $175,000. The Company recorded the stock issuance as deferred compensation, of which $58,333 has been amortized for the three months ended April 30, 2009.

The Company issued 175,000 shares of common stock to a group engaged to provide investor awareness and other services in December 2008 for the term of four months, valued at $50,750. The Company recorded the stock issuance as deferred compensation, of which $31,718 has been amortized for the three months ended April 30, 2009.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares valued at $26,000 as consideration for being appointed to the Board of Director position.  The Company recorded the stock issuance as compensation expense.   He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term with a value of $5,326 determined using the Black Sholes method and expensed during the period ending January 31, 2009

On January 12, 2009 the Company entered into a consulting arrangement with a company for investor awareness and other services for the term of twelve months.  For the first six months the Company issued 100,000 shares of common stock as consideration valued at $30,000, along with cash consideration of $6,600 monthly. The Company recorded the stock issuance as deferred compensation, of which $15,000 has been amortized for the three months ended April 30, 2009.   Conditioned upon performance defined in the agreement as of the seventh month the company will issue 100,000 shares of common stock and incur cash consideration of $7,000 monthly thru the twelfth month.

On January 12, 2009 the Company issued 43,478 shares of Common Stock to Mr. Fann and 86,957 shares of Common Stock to Mr. Dodak in lieu of cash for compensation.   The closing price of the stock on January 12, 2009 was $.23

On February 2, 2009 the Company issued 87,500 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $28,875. The Company recorded the stock issuance as deferred compensation, of which the full $28,875 has been amortized for the three months ended April 30, 2009

In February 2009 the Company issued 38,889 shares of common stock for business consulting, valued at $14,778.  The Company recorded the full value as an expense for the period ending April 30, 2009.

In February 2009 the Company issued 22,800 shares of common stock valued at $8,333 to Mr. Holt for consulting services.

In February 2009 the Company cancelled 40,000 shares of stock which had been issued to, but not paid for by an investor.

In February 2009, the Company issued 20,000 shares of Rule 144 stock as commission for securing debenture funds, valued at $9,600.  The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.  The Company recorded the full value as an expense for the period ending April 30, 2009

In March 2009 the Company issued 5,000 shares of Rule 144 stock to seven employees of the subsidiary company Solar Energy, Inc valued at $12,250.  The Company recorded the full value as an expense for the period ending April 30, 2009.   The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.

In March 2009 the Company issued 1,000 shares of Rule 144 stock to thirteen Dealers, valued at $4,550 as part of a dealer incentive program.   The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.  The Company recorded the full value as an expense for the period ending April 30, 2009.

In March 2009 Harold Gear and Everett Airington were each issued 100,000 common stock shares, valued at $45,000, in consideration for their acceptance of Board of Director positions.  The Company recorded the stock issuance as compensation expense.

 In March 2009 MCD Trust was issued 60,000 shares of Common Stock in exchange for a loan to the Company, valued at $27,000 of which the full value was recorded as an interest expense for the period ending April 30, 2009.

In April 2009 the Company issued 1,000 shares of Rule 144 stock to nine Dealers, valued at $3,150 as part of a dealer incentive program.   The shares shall be restricted in accordance with Rule 144 as promulgated under the US Securities Act of 1933 as amended, which requires a minimum holding period of 6 months.  The Company recorded the full value as an expense for the period ending April 30, 2009.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation, of which $6,667 has been amortized for the three months ended April 30, 2009

On April 30, 2009 the Company issued 60,000 shares of Common Stock to Mr. Dodak valued at $20,000, and 101,824 shares of Common Stock to Mr. Holt valued at 40,000 in lieu of cash for compensation.   Mr. Holt was also issued 53,568 shares of Common Stock according to the terms of his consulting agreement valued at $22,500.   The Company recorded the full value as an expense for the period ending April 30, 2009.

In April 2009 the Company cancelled 40,000 shares of stock which had been issued to, but not paid for by, an investor.

In April 2009, the Company sold 757,129 units at $0.30 per unit in a private placement to accredited investors for $180,000, net of cash fees for $47,126.  Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock for $0.60 per share.  The common stock had not been issued as of April 30, 2009 and is payable subsequent to the period end.  The shares were issued during May 2009.

Private Placement Warrants

As of April 30, 2009, warrants to purchase; 981,715, 648,227, 1,000,000, 1,000,000, and 1,106,000, respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:
Number of Shares of Common Stock	Exercise Price	Expiration Date

981,715	$.70	July, 2009
648,227	$.70	August, 2009
1,000,000	$.75	January, 2011
1,000,000	$1.50	January, 2011
1,106,000	$.75	March, 2011

8.	Commitments and Contingencies

Operating Leases

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters will be located at 818 A1A, Suite 202, Ponte Vedra Beach, FL  32082.  The annual rent for 1,347 square feet of office space is $38,669 and we have entered into a 30 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Remaining months as for the fiscal year ending July 31, 2009	$42,135

Fiscal year ending July 31, 2010	84,269

$126,404

Rent expense was $27,887 and $53,614 for the year ending July 31, 2008 and nine months ending April 30, 2009, respectively.

Agreements for business consulting

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

In January 2009 the Company entered into a consulting arrangement with a company for business consulting and other services, and issued 100,000 shares of common stock.

In February 2009 the Company entered into a consulting arrangement with a company for business consulting and other services, and issued 87,500 shares of common stock

In April 2009 the Company entered into consulting arrangements with a four company’s for business consulting and other services, and issued 200,000 shares of common stock.

Management services

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.

The Company entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract included an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $220,000.  On March 1, 2008 the salary was increased to the $220,000, annually. Other performance bonuses are available at the discretion of the board of directors.  There is an 18 month severance if terminated early.

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  The Company entered into a consulting agreement with Mr. Holt for a period of four years.   The final terms are being completed.

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

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position. The Company entered into a consulting agreement with Mr. Holt for a period of four years. The final terms are being completed.

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

In February 2009, The Board of Directors appointed Mr. David W. Fann as its new Chief Executive Officer and promoted Mr. Gregory N. Bakeman to the position of President.  Mr. Bakeman will continue to serve as the Company’s Chief Financial Officer. The new positions took affect immediately. In conjunction with the management changes Mr. Michael J. Dodak resigned from the day-to-day activities of the Company but will remain on the Board of Directors. Mr. Dodak will now focus on securing large solar development projects via his proven background within the renewable energy industry.

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000.    There is an 18 month severance if terminated early.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $160,000.  There is an 18 month severance if terminated early.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and will receive 100,000 shares of S-8 stock in lieu of cash for the first 90 days.

Supply of Materials

The Company is sourcing solar photovoltaic and solar thermal panels, components and balance of system materials from vendors around the world.  We believe that there are adequate sources of supply to ensure that we will have availability to the components we need to satisfy orders received.

9.	Related Party Transactions

In March 2007, the Company entered into an agreement to sell the convertible debenture for $152,500, with discounts if paid early, to 0784655 B.C. LTD (“B.C.”), a company controlled by Paul Cox, a shareholder and a former officer and board member of the Company.  Mr. Cox remains a shareholder, officer and board member of Envortus Inc. In July 2007, the sale of the convertible debenture was completed with a payment of $55,000 to the Company and the receipt of a promissory note in the amount of $97,500 (the “Note”), from B.C. for the balance.  The principal amount of the Note was immediately discounted to $90,800.  In addition, if the Note was paid within the first 270 days of issuance, additional discounts could be available.  Further, in the event that we do not commence trading on the OTC BB by January 2009, Paul Cox was entitled to return shares of common stock of our Company for cancellation in lieu of payment of the Note.  The price per share shall be the greater of $0.35 or the last price to raise funds from third parties.

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

There is no continuing obligation on the Company under the terms of the Convertible Note.As of April 30, 2009 the Company has obligations to related parties for loans and related services totaling $228,777 of which $145,000 is due May 31, 2009 and accruing interest at 12% per annum.

10.	Subsequent Events

In May 2009, the Company finalized a contract with a school district in the western United States to install and operate a PV system, worth approximately $6.0 million, on school facilities. Solar Energy Initiatives will supply the solar equipment for the installation on the locations within the school district, as well as sell the newly generated solar energy to the school district at a discounted rate compared to the current electricity provider. Solar Energy Initiatives will partner with a major funding source, installing the solar system at no “out of pocket” cost to the school district or municipality. Solar Energy Initiatives will split the revenue of the energy sold to the school district and recognize energy sales over a 20-year period. Upon completion of the contract, Solar Energy expects to provide approximately 20% in overall energy savings to the school. The utilization of approximately 5,000 solar panels for the 1 megawatt project is projected to reduce hazardous carbon dioxide emissions by 2,000 tons, annually.

In May 2009 the Company issued 757,129 shares of common stock and related warrants to accredited investors in consideration of gross proceeds in the amount of $227,138.   See Note 7.

As of May 15, 2009 438,244 additional units have been sold in the private placement for additional funding of $131,456 from the private placement which began in April 2009.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our company generated approximately $462,720 in revenues from operations for the quarter ended April 30, 2009.  While we anticipate growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays or disruptions in establishing key vendor relationships and costing dynamics that could be out of our control.  There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We are a Delaware Corporation.  On August 20, 2008 we formed a subsidiary company, Solar Energy, Inc., a Florida corporation, to operate assets we acquired, which included the World Wide Web domain name solarenergy.com.  In addition, we took over the relationship management of an independent solar equipment dealer network.

We are executing on a three pronged approach to achieve our plan. This includes:

•	growing our dealer network with the goal of increasing the selling potential for solar electric (PV) and solar thermal (hot water) system solutions to homeowners and commercial customers;
•	placing solar systems on large commercial buildings and in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

Further, we are executing our “RENEW THE NATION” campaign, intended to promote job growth nationwide and help reduce the dependency on foreign oil via an aggressive grass roots effort. The main focus of RENEW THE NATION will be working with companies in the construction industry and related trades affected by the economic downturn to re-train and re-deploy their workforce.

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

Results of Operations

For the three months ended April 30, 2009, we generated $463,570 in revenues from operations and we incurred a loss of ($693,703), of which $ 410,255 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.  During the year ended July 31, 2008 we were considered a development stage company. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of inventory.

We have financed our operations since inception primarily through private sales of securities. As of April 30, 2009, we had $281,887 in cash, and negative working capital of ($1,142,624).

The following table sets forth our statements of operations data for the three and six months ended April 30, 2009.

Summary Income Statement

                                      April 30, 2009
Revenues, net	$463,570	$1,224,908
Gross profit (loss)	267,409	783,058
Selling, general and administrative expenses	784,730,	2,474,602

Total operating expenses	784,730	2,474,602
Loss from operations	(588,569)	(2,032,752)
Other Income (Expense)	(105,134)	(184,267)
Loss from operations before income taxes	(693,703,)	(2,217,019)
Income tax provision	-	-
Net loss	$(693,703)	$(2,217,019)

Revenues

For the three and nine months, ended April 30, 2009, we had revenues of $463,570 and $1,224,908 respectively.  Prior to these periods, we had no revenues. Revenues for these quarters reflect dealer training and sales of solar systems and equipment.

Cost of sales and gross profit

For the three and nine months ended April 30, 2009 our Cost of Goods Sold were $267,409 and $783,058 respectively, resulting in a gross profit from operations of $196,161 and $441,850 respectively.  Prior to these periods, we had no revenues or costs of goods sold.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three and nine months ended April 30, 2009 were $784,730 and $2,474,602 respectively compared with $767,919 and $2,163,092 respectively, for the same periods ended April 30, 2008.    Major changes in S, G & A expenses were; salaries and wages increased from $190,770 to $386,513 primarily related to increase in employees. Travel and entertainment was $63,569 in 2009 compared with $106,761 in 2008.   Legal, accounting  and professional costs were $114,590 in 2009 compared with $84,614 in 2008 primarily related to our acquisition, public listing and financing activities.  Cash and stock based consulting and director’s costs increased to $694,031 in 2009 from $23,251 in 2008 resulting primarily from investor relations, the addition of new directors and the transition of management personnel from employees to consultants.

 Research & development

For the three and nine months ended April 30, 2009, we did not record research and development expenses, compared with $0.0 and $16,143 respectively for the same periods ended April 30, 2008.

Other income (expense)

              For the three and nine months ending April 30, 2009 interest expense was $102,075 and $181,851 respectively compared with none for the same periods ending April 30, 2008.

Net Loss

            Our net loss was $(693,703) for the three months ended April 30, 2009 and $(2,217,019) for the nine months ending April 30, 2009, and $(762,114) and $(2,240,600) respectively for the three and nine months ended April 30, 2008.  The net loss primarily reflects our expenses relating to the; preparation of a registration statement and listing our common stock for public trading, financings, the cost of additional employees to pursue our strategy, stock based compensation valuations and expenditures for business development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

As of April 30, 2009, we had cash of $281,887 and negative working capital of ($1,142,624) compared with $658,937 and $605,565 in cash and working capital, respectively as of April 30, 2008   During the quarter ended April 30, 2009, we funded our operations from profitable revenues and private sales of equity securities.  For the same period in 2008, we funded our operations from private sales of equity securities.

For the period ending April 30, 2009 we used $299,160 of cash in operations.  Investing activities used $155,610 of cash during the nine months ending April 30, 2009 for Acquisition of  Domain Name and Office Equipment purchases, and none during the same 2008 period.  Financing activities used $280,000 in note repayment during the nine months ending April 30, 2009.  Related party loans and private placement financing activities generated $145,000 and $180,001 respectively during the nine months ending April 30, 2009.

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

Significant Capital Expenditures

During the nine months ended April 30, 2009, we acquired approximately $1,670,600 of business assets, and furniture and equipment for office purposes.  $1,650,000 of the capital expenditures was for the purchase of the domain name, solarenergy.com.  We use these assets in our business operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4T. Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

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

In February 2009, the Company issued 20,000 shares of common stock as commission for securing debenture funds.

In March 2009 the Company issued 5,000 shares of  common stock to seven employees of the subsidiary company Solar Energy, Inc.

In March 2009 the Company issued 1,000 shares of common stock to thirteen Dealers
 .
In March 2009 Harold Gear and Everett Airington were each issued 100,000 share of common stock  in consideration for their acceptance of Board of Director positions.

 In April 2009 the Company issued 1,000 shares of common stock to nine Dealers, as part of a dealer incentive program.

On April 2, 2009 the Company issued 50,000 shares of common stock to a group engaged to provide business consulting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5 10.1	Form of Subscription Agreement entered into by the April and May 2009 Investors (10) Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 1, 2008.

(7) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 27, 2008.

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.

Dated: June 10, 2009	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: June 10, 2009	By:	/s/ Gregory Bakeman
Gregory Bakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)