Form 10-K
period 2009-07-31
Solar Energy Initiatives, Inc.
filed 2009-10-26
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  { X }  No {}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ( )   No (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 22, 2009, the Company had outstanding 26,198,289 shares of its common stock, par value $0.001.

SOLAR ENERGY INITIATIVES, INC.
Form 10-K for the Fiscal Year Ended July 31, 2009
Index

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

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

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

In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note, collateralized by a lien on the assets referenced in the Website Purchase Agreement, in the principal amount of $840,000, with 7.5% interest, that is payable over a period of 21 months with principal payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

On August 25, 2008 SEI Acquisition, Inc., the entity established to acquire the assets of Solar Energy, Inc., changed its name to Solar Energy, Inc.  Solar Energy, Inc. is a wholly subsidiary of the Company and a Florida corporation

On September 8, 2008 the Company hired Gregory N. Bakeman as its Chief Financial Officer.  On September 29, 2008, Mr. Bakeman was also appointed as the Chief Operating Officer.

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

In December 2008, Bradley C. Holt resigned as Chief Executive Officer (“CEO”) of the Company.  Michael J. Dodak temporarily accepted the CEO position.

In February 2009, the Board of Directors appointed David W. Fann as the new Chief Executive Officer and promoted Gregory N. Bakeman to the position of President.  Mr. Bakeman also continued to serve as the Company’s Chief Financial Officer.  Michael J. Dodak resigned from the day-to-day activities of the Company but remained on the Board of Directors and will focus on securing large solar development projects via his proven background within the renewable energy industry.

In May 2009, the Company finalized a contract with a school district in the western United States to install and operate a photovoltaic solar system, on school facilities. Solar Energy Initiatives entered into the Power Purchase Agreement (“PPA”) with the school district and supplied the solar equipment for the installation on the locations within the school district.  Solar Energy Initiatives identified and contracted with a construction management company and funding source to buy and install the solar system at no “out of pocket” cost to the school district.  A separate company (“LLC”) was formed by the funding source to own and operate the solar system and sell the generated solar energy to the school district at a discounted rate compared to the current electricity provider.  Solar Energy Initiatives has assigned the PPA and construction contracts to the LLC and is to receive an economic interest in the LLC which would provide a portion of the net income derived from the revenue of the energy sold to the school district to the Company. As of October 23, 2009 we are still negotiating a final LLC ownership percentage for the Company.

In July 2009 the Company signed a Solar Project Lease and Agreement (“Project Lease”) to lease approximately 3,300 acres of land, including all air space thereof and all areas necessary or appropriate for the construction of Solar Power Facilities (“the Premises”), located in the state of Texas for the development of a 300 megawatt solar park.

The Company shall have a period not to exceed 90 days following the effective date of the agreement, unless extended by mutual consent, whereby either the Company or the lessor may elect, by written notice to terminate the Project Lease. As consideration for the lessor’s agreement to enter into the Project Lease subject to the Title Evaluation Period, the Company paid a nonrefundable $10,000 fee. However, the Company shall be entitled to a full credit equivalent to the Evaluation Fee against the rent amount payable by the Company on the rent commencement date.

The Project Lease shall initially be for the term commencing in July 2009 and ending on the sooner to occur of 5 years or the date on which the first extended term commences (the “Development Term”). The Company shall have the right and option to extend the term of the Project Lease for two successive 25 year periods (“Extended Terms”).

Rent during the Development Term shall be equal to the product of (a) $7.00 and (b) the number of acres of the Premises commencing on the rent commencement date and each successive twelve month period.

During the Extended Terms, the Company shall pay to the lessor as a minimum rent (“Minimum Rent”) the greater of (i) a per acre amount multiplied by the number of acres of the Premises or (ii) a per megawatt amount multiplied by the Megawatts of generating units on the premises as below:

Extended Term Year	Per Acre	Per Megawatt
1 – 20	$17.50	$3,000
21-30	$27.50	$4,500
31-40	$30.00	$5,000
41-50	$35.00	$6,000

For each Extended Term year, the Company shall also pay to the lessor, as addition rent (“Additional Rent”), the amount, if any, by which gross revenues, multiplied by a percentage commencing at 4.0% for extended term years 1-10 and increasing 0.5% in year 11 and every 5 years through the end of the lease, exceeds the Minimum Rent.

On September 22, 2009 the Company announced an offer to all holders of its holders of common stock purchase warrants (the “Warrants”) that it would reduce the exercise price on the Warrants to $0.30 per share for a temporary period.  During the temporary Warrant exercise price reduction period, which ended October 15, 2009, 2,038,500 Warrants were exercised at $0.30 into a corresponding number of shares of common stock for a total of $611,549. The shares were issued on October 15, 2009.

Company Description and Overview

Our business plan focuses on the purchase and sale of solar technologies used for heating water and generating electricity.  We are a component integrator creating solar systems for particular applications and not affiliated with any manufacturing or technology companies.  This independence enables us to identify and purchase “best of class” solar components from sources around the world, offering the best pricing, quality and warranties available.

       We have established four interrelated business activities that we are pursuing to achieve our plan. These include:

•
training and expanding a dealer network with the goal of increasing the selling potential for solar electric (“PV”) and solar hot water, (“Thermal”) system solutions to homeowners and commercial customers;

•	training a work force to install solar systems;
•	selling and placing solar systems on or adjacent to municipal and commercial locations and, in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	be a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

We are executing our “RENEW THE NATION” campaign, intended to promote job growth nationwide and help reduce the dependency on foreign oil via an aggressive grass roots effort. The main focus of RENEW THE NATION is working with companies in the construction industry and related trades adversely affected by the economic downturn to re-train and re-deploy their workforce, allowing this important national asset to meet the needs of the Solar Energy industry, the fastest growing industry in the world.

We have entered into supply agreements with manufacturers of solar products to establish pricing and delivery parameters.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality, offer competitive pricing and have strong warranties.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our solar sales efforts are primarily focused on residential and commercial applications, primarily through our dealer network, where our selected solar energy products and systems offer customers economic benefits utilizing federal, state and local incentives and compared with the locally supplied electricity.

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  We have obtained the expertise, and are accessing the necessary capital to roll out our plan.  If we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

We have nineteen (19) employees in sales, assembly and administrative positions.  We have trained more than ninety (90) dealers for an independent network and continue to aggressively identify new dealer candidates.  Part of the benefit of new dealers joining the Solar Energy, Inc. network is a training class we provide which covers technical, functional and business aspects of participating in the sale and installation of solar components and systems.  We also provide on-going technical and sales support for dealers after training.  Accordingly, we have generated revenues from the addition and training of the new dealers.  Our domain name, solarenergy.com and corresponding website is the most actively accessed solar website in the world.  Sale leads for our dealer network are received via the website and we pass these leads to our dealers within the Solar Energy, Inc. network.  We sell solar components and systems to our dealers at prices we believe they cannot access independently.  They in turn sell and install these components and systems to their customers.

We utilize consultants to provide specialized services and independent sales representatives for certain sales activities.

We are buying products for our solar sales activities from manufacturers and vendors around the world.  Our distribution and supply agreements provide us with strategic and competitive advantages, including, volume purchase discounts and other arrangements.

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we are engaged in the following:

1)	Train dealers and technicians for the solar industry,
2)	support and continue to expand a dealer network that sells solar components and systems to residential and commercial customers,
3)	develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant, and
4)	develop solar parks.

We offer solar power products including solar panels, inverters and balance of system which convert sunlight into utility quality electricity, and solar thermal systems which utilizes the sun’s radiation to heat water for homes and commercial applications.  Installation and maintenance of these solar power products is performed by either the dealer network or 3rd party vendors identified by us. Our initial solar installation sales efforts are focused on supporting our dealer network’s sales to residential, commercial customers and the sale of solar systems to owner/operators where the energy generated will be sold to municipal customers.

We have entered into a contract with a Western United States municipality where we agreed to build, own and operate a solar electric system we contracted for installation on buildings identified by the municipality.  The successful funding, construction and commissioning of the 800 kilowatt solar electric system has verified this vertical of our business plan.

In connection with our solar park development business, we intend to provide solar power systems to end customers on a turn-key, whole-solution basis by identifying and developing the project, and procuring financing, permits, equipment, construction and operational resources.  As our business matures we may also provide engineering, manage construction, and provide monitoring, operations and maintenance services to the projects.

We buy products for our solar sales activities from manufacturers and vendors around the world.  We have entered into distribution and supply agreements that provide us with strategic and competitive advantages, including certain rights, volume purchase discounts, and other arrangements.

The Energy Industry

            The production of electrical power is one of the world's largest industries.  The demand and cost for electricity is expected to increase in the coming years.

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

Environmental Issues and Regulations

We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to generation and delivery of electricity and the purchase, storage, use and disposal of hazardous materials. In some cases, these laws provide local utilities with “monopoly” rights, adversely constraining our ability to easily penetrate economically attractive markets.  In other cases, if we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations.  In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

In addition to those we have identified, we continue to seek markets that allow for the generation and sale of electricity by “third party developers”.  We also believe that we will apply for and receive all environmental permits necessary to conduct our business.  We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Dependence on Government Subsidies and Incentives
Various subsidies and tax incentive programs exist at the federal, state and local level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Government policies, in the form of regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers.

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

Renewable Energy Certificates
In addition, several states have adopted renewable portfolio standards (“RPS”), which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.  A utility can receive “credit” for renewable energy produced by a 3rd party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party.  This Renewable Energy Credit allows the utility to add this electricity to its RPS requirement total without actually expending the capital for generating facilities.

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

Competition

            The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in our inability to develop sustaining revenue. We will compete with companies large and small, public and private, and some will be suppliers as well as competitors and well known such as; groSolar, Sunpower, Sunwize, BP Solar, Evergreen Solar and GE Solar. Chinese companies have made significant inroads in manufacturing and are the leaders in the production of solar panels or modules.  Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar products include:

•	power efficiency and performance;
•	price;
•	quality, and warranty coverage and length;
•	aesthetic appearance of solar installations;
•	strength of distribution relationships; and
•	Knowledgeable sales and installation personnel.

Our Products

Solar Panels
            Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. We purchase solar panels from manufacturers that provide excellent component quality, aggressive pricing per watt of output and strong warranties.  We purchase panels from Suntech, GE Solar, BP Solar and other vendors in the U.S. and off-shore.

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

Inverters
Inverters transform direct current (“DC”), electricity produced by solar panels into the more common form of alternating current (“AC”), electricity used in homes and businesses.  Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the structure’s electrical circuit or into the utility grid.  In North America, we will sell branded inverters specifically designed for use in residential and commercial systems. Inverters we will source include models spanning a power range of 2.5 to 500 kilowatts. Our packaged system designs optimize performance through the appropriate combination of these inverters with our solar panels. The units are highly efficient, possessing above-average DC to AC conversion efficiency compared to other commercially available units in their class, according to comparisons of information on other systems provided by the California Energy Commission. Our inverters are manufactured for us by Solectria, Xantrex, SMA Technologie, AG and PV Powered.

Solar Thermal Systems
Solar thermal systems typically include a solar collector, which gathers solar radiation to heat air or water for domestic, commercial or industrial use, piping and/or pump(s) to move heated water and a tank for storage. The solar panel is usually a flat plate collector that consists of a metal box with a glass or plastic cover and a black absorber plate at the bottom.  Absorber plates are usually painted with selective coatings that absorb and retain heat better than ordinary black paint. They are normally made of metal, typically copper or aluminum, because they are good conductors of heat. Copper is more expensive, but it is a better conductor and is less prone to corrosion than aluminum. The sides and bottom of the collector are usually insulated to minimize heat loss. The solar collector is usually mounted on the roof and is usually connected to a circuit that flows heated water by a pump to the main hot water tank.  Components for solar thermal systems are typically manufactured, domestically and abroad, by smaller, private companies unlike the large public and recognizable names often associated with solar PV.

We provide our dealers and customers with a variety of services, including system design, energy efficiency, financial consulting and analysis, construction management and maintenance and monitoring.

System Design
Solar electric and solar thermal systems are designed to take into account the customer’s location, site conditions and energy needs.  During the preliminary design phase, a site audit and building assessment are conducted for onsite generation feasibility and to identify energy efficiency savings opportunities. Performance of a proposed system design is “modeled” taking into account variables such as local weather patterns, utility rates and other relevant factors at the customer’s location. The necessary permits are identified systems designed to comply with applicable building codes and other regulations.

Financial Consulting and Analysis
The financial attributes of solar systems are calculated using the applicable federal, state and local incentives and the cost of energy currently and expected to be paid by the customer.  The anticipated economic benefits of including solar system(s) to a customer’s home or facility are calculated.  We are planning to pursue partnerships with one or more financial companies and organizations to provide project development financing, bonding and end financing for residential and commercial customers.

Construction Management
We intend to offer general contracting services and project management to oversee all aspects of system installation, including securing necessary permits and approvals.  Subcontractors, typically electricians, plumbers and roofers, usually provide the construction labor, tools and heavy equipment for solar system installation. We plan to develop relationships with general and subcontractors in many target markets, and will require these contractors to be licensed, carry appropriate insurance and adhere to the local labor and payroll requirements. Our construction management services would include system testing, commissioning and management of utility network interconnection.

Maintenance and Monitoring
            Typically, our dealers will provide post-installation services in support of solar power systems they install to their residential and small commercial customers.  As we pursue 3rd party owned and operated solar systems and solar park projects, we intend to provide the on-going system repair, maintenance and monitoring, including:

•
Operations and Maintenance: Solar systems have a design life in excess of 25 years. We anticipate offering to our customers a series of maintenance services that can include; continuous remote monitoring of system performance, quick turnaround on-site response to any system problem through a qualified local service technician and periodic preventive maintenance as well as certain forms of system testing.

•	Monitoring: We will acquire monitor system performance technology used in most of the commercial systems installed. The monitoring technology continuously scans system performance.

Sales and Marketing

Our sales and marketing program incorporates a mix of print and web as well as participation in industry trade shows and individual consultations with prospective customers. In addition, we rely heavily on the independent dealer network and we intend to work with and grow this network. We train the dealer network to design a system that best meets a customer’s needs, taking into account the unique installation and economic requirements for each location, and provide technical support to the dealers as necessary and needed. Commercial sales take a more consultative, long-term selling approach to meet the varying needs of larger customers. The sales process typically includes, a determination that a potential customer’s site has the required exposure for solar power, a site visit and a survey with our proprietary software that analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances.

We own the most accessed solar web site in the world, solarenergy.com.  We intend to aggressively pursue the “monetization” of this asset, continually updating its content, expanding its reach as a solar resource and ultimately developing solarenergy.com into the valuable asset it has the potential to be.

Employees

At the end of our fiscal year, we have fourteen (14) employees in sales, assembly and administrative positions

Item 1A. RISK FACTORS

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

We generated revenue of $3,821,610 for our fiscal year ended July 31, 2009.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended July 31, 2009 and July 31, 2008, we have incurred a cumulative net loss of $5,111,011 and $1,955,742, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to implement our proposed product and service offerings, develop an active dealer network base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned.  Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

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

Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 24.36% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

If there is a shortage of components and/or key components rise significantly in price, that may constrain our revenue growth.  The market for photovoltaic installations has slowed recently, the result of world-wide financial and economic problems.  The introduction of significant production capacity, however, has continued increasing supply and reducing the cost of solar panels.  If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability.  Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

During 2008 and into 2009, there was a tremendous increase in the capacity to produce solar modules, primarily from China, which in the face of the most severe, world-wide, economic downturn in nearly a century, significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

Our dependence on a limited number of third party suppliers for components could prevent us from delivering our proposed products to our customers within required timeframes, which could result in order cancellations and substantial harm to our business.

            We purchase our products using materials and components procured from a limited number of third-party suppliers.  If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes, and we may experience order cancellations and our business may fail. We currently have supply agreements with suppliers to allow us to buy products at market rates and procure sufficient product quantities to assemble and sell our products on acceptable commercial terms. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.  In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

Our business depends on the implementation of our current and future agreements with foreign and domestic manufacturers, securing contracts with other suppliers and orders with customers and ensuring products to sell.

To date, we have entered into two supply agreements with solar panel suppliers.  We intend to pursue other agreements with component and balance of system suppliers to attempt to manage the cost of materials and supply allocations.  If we are unable to maintain our supply agreements, establish competitive additional supply sources or we are unable to develop adequate sales, we may be forced to cease operations.

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

            Our quarterly revenue and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of the solar products that we purchase including PV and Thermal systems;
•
the availability, pricing and timeliness of delivery of third party sources products,  components and systems, particularly solar panels and balance of systems components, including steel, necessary for solar power products to function;

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

•	construction cost overruns, including those associated with the introduction of new products;
•	incentives play a major roll in the buying/decision making process for our potential customers, significant changes in regulation or incentives may adversely effect our business;
•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	acquisition and investment related costs;
•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
•	unpredictable sales cycle time lines inherent with new solutions and products;
•	geopolitical turmoil within any of the countries in which we operate or sell products;
•	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;
•	the effect of currency hedging activities;
•	our ability to establish and expand customer relationships;
•	changes in our manufacturing costs;
•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;
•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
•	our ability to successfully procure and sell new or enhanced solar power products in a timely manner;
•	the timing of new product or technology affiliations or agreements by our competitors and other developments in the competitive environment;
•	the willingness of solar panel suppliers to continue product sales to us;
•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
•	labor shortages, expertise shortages, shipping and other factors causing business delays.

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

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We may need to indemnify dealers in the network and customers in some circumstances against liability from defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

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

The development of a successful market for the products we intend to distribute may be adversely affected by a number of factors, some of which are beyond our control, including:

•	our failure to offer products that compete favorably against other solar power products or providers on the basis of cost, quality and performance;
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

The mainstream power generation market and related product sectors are well established and we are competing with power generation from more traditional process that can generate power at lower costs than most renewable or environmentally driven processes.  Further, within the renewable power generation and technologies markets we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar products, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that produce solar power products, including; Suntech, Sunpower, FirstSolar, BP Solar, Kyocera, Sharp, GE, Mitsubishi, Solar World AG and Sanyo. Also established integrators are growing and consolidating, including groSolar, Sunwize, Sunenergy and Real Goods Solar and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

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

            We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;
•	problems maintaining uniform standards, procedures, controls and policies;
•	problems arising from non-performance of acquired entities or assets;
•	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;

•	unanticipated costs associated with an acquisition;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have no or limited prior experience;
•	potential loss of key employees of acquired businesses; and
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

Under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm may be required as part of our annual report for the fiscal year ending in 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

Our solar business competes with a large number of competitors in the solar power market, including integrators such as groSolar, Sunwize, Sunenergy and Real Goods Solar, and manufacturers that may also directly supply projects at costs we cannot compete with, including Suntech, BP Solar, FirstSolar, SolarWorld AG and others. In addition, alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications, continue to make market penetration. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, concentrated solar power “CSP” and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.  Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., Florida Power and Light, GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, groSolar, Power-Fab, Real Goods Solar, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Suntech, SunTechnics Installation & Services, Inc., Sunwize, Sunenergy, Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

The United States and countries world wide have recently experienced a period of declining economies and unprecedented turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If an economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a six month holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act and that the Company is current in its filings.  There is no guarantee that we will continue to maintain our public filings.

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

Companies trading on the Over-The-Counter Bulletin Board, , and must be current in their reports with the Securities and Exchange Commission, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

Our common stock may be adversely affected by limited trading volume and the market price may fluctuate significantly, which may negatively affect our stockholders’ ability to sell their shares.

While the trading time and average stock volumes have increased over time, there can be no assurance that an active trading market will be sustained. An absence of an active trading market can be expected to adversely affect our stockholders’ ability to sell their shares. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that our share price will decline. We cannot predict whether the market for our shares will be stable or appreciate over time.

Because of the concentration of ownership of our common stock by a small number of stockholders, it is unlikely that any other holder of common stock will be able to affect our management or direction.

On October 22, 2009, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 24.36% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders.

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

Although we plan on maintaining commercial insurance to reduce some operating hazard risks, such insurance may not be available to us at economically feasible rates, if at all.

In the absence of suitable insurance, we may be exposed to claims and litigation which we will not be financially able to defend or we may be subject to judgments which may be for amounts greater than our ability to pay.

Future sales by our stockholders may adversely affect our stock price and our ability to raise funds in future equity offerings.

Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, may lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 15,702,291 shares held by persons who are not our affiliates on July 31, 2009 approximately 8,104,740 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 775,000 additional shares were sold in accordance with Rule 144 under that Act and approximately 6,822,551 more shares will be able to be sold within the ensuing twelve month period.

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

Item 1B. Unresolved Staff Comments

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2. Description of Property.

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters are located at 818 A1A, Suite 202, Ponte Vedra Beach, FL  32082.  The annual rent for 3,357 square feet of office space is $38,669 and we have entered into a 30 month lease.  In addition, we leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease.

Item 3. Legal Proceedings.

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently no pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.
We are currently in a dispute stemming from a transaction with David H. Smith and Sunset Power Inc in 2008.   The Company claims that Mr. Smith has breached certain non-compete covenants.  Any potential consideration to remedy the economic impact of a proved breach of contract is limited to the amounts remaining under the promissory note due to Mr. Smith.  Discovery and negotiations are ongoing.

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
The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2009 and 2008. Prior to July 15, 2008, there was no active market for our common stock.  The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $
2010
First quarter ended October 31, 2009*	$0.51	$0.30
2009
Fourth quarter ended July 31, 2009	$0.70	$0.25
Third quarter ended April 30, 2009	$0.56	$0.17
Second quarter ended January 31, 2009	$0.52	$0.13
First quarter ended October 31, 2008	$1.00	$0.15
2008
Fourth quarter ended July 31, 2008	$0.57	$0.55
Third quarter ended April 30, 2008	NA	NA
Second quarter ended January 31, 2008	NA	NA
First quarter ended October 31, 2007	NA	NA

*Through October 23, 2009

On July 30, 2008, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

The closing price of our common stock on the OTC Bulletin Board on October 23, 2009 was $0.40 per share.

On October 23, 2009, our common stock was held of record by approximately 354 shareholders.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our Company generated $3,821,610 in revenues for the fiscal year ended July 31, 2009.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We market, sell and design solar power systems for residential and commercial customers, market, sell, design, own and operate solar power systems for municipal and commercial customers and design, develop and manage solar parks.  We intend to initially serve customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  For the fiscal year just ended, we generated more than $3.8 Million in revenues and had a ($2.6 Million) loss from operations.   We source solar components from third party manufacturers and have entered into supply agreement(s) with manufacturers of solar electric power products and technologies that directly convert sunlight into electricity and thermal (heat) energy.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

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

To account for the Note the Company determined the fair value of the Note on a discounted basis to be equal to $68,100, which represented the discounted balance to be paid by B.C. assuming early payments made within 90 days from closing as provided in the Note.  Based on the fair value of the note of $68,100, a loss totaling $11,405 was recorded for the year ended July 31, 2008 as reflected in the table below:

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

In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note, collateralized by a lien on the assets referenced in the Website Purchase Agreement,  in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

            In May 2009, the Company finalized a contract with a school district in the western United States to install and operate a photovoltaic solar system,  on school facilities. Solar Energy Initiatives entered into the Power Purchase Agreement (“PPA”) with the school district and supplied the solar equipment for the installation on the locations within the school district.  A separate company (“LLC”) was formed to own and operate the solar system and sell the generated solar energy to the school district at a discounted rate compared to the current electricity provider. Solar Energy Initiatives identified and contracted with a construction management company and funding source to buy and install the solar system at no “out of pocket” cost to the school district. Solar Energy Initiatives has assigned the PPA and construction contracts to the LLC and is to receive an economic interest in the LLC which would provide a portion of the net income derived from the revenue of the energy sold to the school district to the Company. As of October 23, 2009 we are still negotiating a final LLC ownership percentage for the Company.

Fiscal Years Ended July 31, 2009 and 2008
Results of Operations

The following table sets forth our statements of operations data for the years ended July 31, 2009, and 2008.

Summary Income Statement

	July 31, 2009	July 31, 2008

Revenues, net	$3,821,610	$-0-
Gross profit (loss)	797,971	-0-
Selling, general and administrative expenses	3,461,128	1,587,236

Total operating expenses	3,461,128	1,587,236
Loss from operations	(2,663,157)	(1,587,236)
Other Income (Expense)	(492,112)	(57,729)
Loss from operations before income taxes	(3,155,269)	(1,644,965)
Income tax provision	-	-
Net loss	$(3,155,269)	$(1,644,965)

Revenues

For the years ending July 31, 2009 and 2008, we had revenues of $3,821,610 and $0, respectively.    The change in revenues are due to beginning operations and are derived from the training of our new dealers and the sale of product.

Cost of sales

For the years ending July 31, 2009 and 2008, we had cost of sales of $3,023,639 and $0, respectively.   As we began to generate revenue and record sales in this fiscal year, we generated a cost of sales expense.

Selling, general and administrative

Selling, general and administrative expenses for the year ended July 31, 2009 and July 31, 2008 were $3,461,128 and $1,587,236, respectively.  Cash-based management fees, wages and salaries were $625,416 for fiscal 2009 and $493,513 for fiscal 2008, the increase is due to the addition of employees.   Management consulting fees were $464,492 for fiscal 2009 and $74,938 for fiscal 2008, travel and entertainment was $135,433 for fiscal 2009 and $128,710 for fiscal 2008, and legal and professional costs totaled $232,810 for fiscal 2009 and $124,241 in fiscal 2008, of which the increases  primarily relate to our acquisition costs, financing activities, the preparation and filing of a registration statement and SEC reporting.

Research & development

For the years ended July 31, 2009 and 2008, we did not record research and development expenses and have reclassified expenses from prior periods to selling, general and administrative categories which were previously identified as research and development costs.

Other income (expense)

In fiscal 2009 other expenses was $492,112 of which $498,591 was interest expense, consisting of convertible debentures, interest for the note payable, and loans from related parties in addition to $6,279 in other income.    In fiscal 2008, other expense was $57,729 of which $68,100 was a bad debt related to notes receivables from a related party and $10,371 was interest income.

Net Loss

Our net loss was $3,155,269 for 2009 and $1,644,965 for 2008.  The net loss primarily reflects our expenses relating to the preparation of a registration statement and financings, the cost of additional employees to pursue our strategy and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize sufficient revenues from our business activities to generate a profit.

Liquidity and Capital Resources

As of July 31, 2009, we had cash of $1,005,628, and working capital deficit of ($140,347) compared with $366,665 and $263,789 in cash and working capital, respectively, in 2008.  During the years ended July 31, 2009 and 2008, we primarily funded our operations from private sales of equity securities.

For the year ended July 31, 2009, we used $543,525 of cash in operations.  Investing activities used $162,312 of cash during the year and financing activities provided $1,344,850 of net cash during the year, which resulted primarily from private placement subscription, and convertible debenture proceeds.  During fiscal year 2008, we used $825,310 of cash in operations.  Investing activities for 2008 were $31,211 and we received $1,056,955 from private placements financing activities.

The cost of our photovoltaic and solar thermal products is somewhat volatile and is influenced by supply and demand of components. While the cost of solar PV panels dropped significantly during our FY 2009, we are uncertain of the extent to which these reductions will be sustained or it there will be other factors that affect our ability to affectively grow our business in the near future. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash which we are not forecasting in our future plans, and would require us to raise additional funds or curtail operations.

As we continue to increase the level of management and other operating requirements of developing our business, our cash needs have increased and therefore we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  For the fiscal year ended July 31, 2009 we have been able to obtain approximately $1,300,000 of capital through equity financing.  We may require approximately $1,000,000 of additional capital funding, to allow us to continue the execution of our business plan through July 31, 2010.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.

As we proceed through the year we anticipate adding staff such as project management staff, sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will precede revenue generation and are included in the requirements listed above. As of now there still exists an imbalance between supply of solar panels (which is high) and demand which is low. This has led to a significant reduction in the selling price for solar panels over the past year.  We expect that additional supply of solar panels from various manufacturers will be available and the trend of reduced prices to continue.  While this bodes well for the overall economics of the sale of solar to potential customers, increased competition and the reduction in revenue per project or less gross margin on each panel sold which could cause additional capital to be required.

Since inception, our operations have primarily been funded through private equity financing, and convertible debt.  We expect to continue to seek additional funding through private or public equity and debt financing as our business expands, and potentially seek a larger funding round to quickly drive the business forward.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through July 31, 2009.   The debentures were converted to stock as of July 21, 2009.   Common stock shares for 1,300,000 shares were issued and interest of $28,093 was paid in August 2009

To operate our current business groups, we may need up to $1.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of July 31, 2009 we had approximately $1,005,628 in cash on hand which means there will be an anticipated shortfall of $1.1 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, other than the note to the seller, employment agreements of the executives and our current lease commitments, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the note, employment agreements and office rent for the next twelve months.

Assuming we are successful in our sales/development effort we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an a d equate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from training, the sale of photovoltaic panels, photovoltaic roofing systems, solar thermal products, balance of system products, and management system products to our dealer network or other parties. The Company anticipates it will not perform any installations. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Significant Capital Expenditures

During the year ended July 31, 2009, we acquired approximately $27,312 of furniture and equipment for office purposes.

Subsequent Events

In August 2009, the Company settled a dispute with Bradley C. Holt at which time Mr. Holt resigned as a Consultant to and Director of the Company.

In August 2009, Michael Dodak assumed the position of COO.

In August 2009, Chris Wirth joined the Company as Director of Marketing.  In October 2009, he was promoted to Chief Marketing Officer.

In September 2009, the Company announced a partnership with three Jacksonville job training and placement agencies to train displaced workers as solar energy installation and maintenance technicians. This new partnership is a first step in Solar Energy’s Renew the Nation campaign intended to promote job growth and economic development nationwide by providing a trained workforce to enter the fast growing renewable energy industry. The program, pending final approval by the Jacksonville City Council, is being funded in part by $396,000 in federal stimulus dollars provided by the American Recovery and Reinvestment Act of 2009.

In September 2009 the Company announced Letters of Intent for  commercial projects and that it had signed a lease securing land for the development of a solar park in west Texas that, if fully developed, could achieve 300 megawatts of rated capacity, or more. The closing of the development of the aforementioned commercial projects is subject to finalizing definitive agreements, due diligence, obtaining financing and board approval.  As such, there is no guarantee that we will successfully close these projects or generate revenue associated with these projects.

On September 22, 2009 the Company announced an offer to all holders of its Warrants that it would reduce the exercise price on the Warrants to $0.30 per share for a temporary period.  During the temporary Warrant exercise price reduction period, which ended October 15, 2009, 2,038,500 Warrants were exercised at $0.30 into a corresponding number of shares of common stock for a total of $611,549. The shares were issued on October 15, 2009.

In September 2009 the Company authorized an additional 5,000,000 options for the 2009 Incentive Stock Plan.

On September 25, 2009 the Company formed Solar Park Initiatives Inc, a wholly owned subsidiary. In October 2009, the Company announced that it will be spinning-off Solar Park Initiatives, Inc., to its shareholders of record as of October 15, 2009,  and that it hired Mr. Michael Gorton as the CEO of the new company.  The Company’s shareholders of record, as of October 15, 2009, will receive one common share of Solar Park Initiatives, Inc. for every two common shares of the Company owned.    The distribution of such shares is contingent upon Solar Park Initiatives Inc. making the required filings with the Securities and Exchange Commission.

In September 2009, two related parties loaned the Company a total of $100,000 with an interest rate of 12%, per annum on the unpaid balance and 1 share of common stock per $1.00 loaned.   The shares were issued in October.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 8.  Financial Statements. and Supplementary Data

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Not applicable

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2009 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the Evaluation Date.

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

NAME	AGE	POSITIONS
David Fann	54	CEO
Gregory Bakeman	54	President & CFO
Michael Dodak	62	COO
Dean Leischow	43	EVP Sales and Marketing
Chris Wirth	37	Chief Marketing Officer
Pierre Besuchet	70	Director
Everett Airington	70	Director
Harold Gear	55	Director
J. Peter Wilking	45	Director of Training and Technical Development, Solar Energy, Inc.

David Fann, CEO & Director, Mr. Fann is a founder of the Company and earlier served as the Chief Executive Officer, VP of Corporate Communications and Secretary.  Since January 2006, Mr. Fann has served as the President, Secretary and one of the founders and a member of the board of directors of FNDS3000 Corp. (f/k/a Fundstech Corp, a public company. Mr. Fann also served as a director on the board of Envortus, Inc. until July 2007.  Mr. Fann also served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company.

Gregory Bakeman, President & CFO, Prior to joining the Company from October 2006 through present, Mr. Bakeman served as a renewable energy & management consultant where he provided financial and management services to various enterprises.  From 2000 through 2006, Mr. Bakeman initially served as the Chief Financial Officer and director and then as the CEO, President, CFO and director for McKenzie Bay International, Ltd., an alternative energy technologies and natural resources company.  Beginning in 1981, Mr. Bakeman held officer positions in commercial and corporate finance institutions, including; Bank of America (Fleet Capital Corporation), BDO Seidman and CIT Business Credit.  Mr. Bakeman received a BA in business administration from Michigan State University in 1981 and a MBA from Seidman College of Business - Grand Valley State University in 1986.

Michael Dodak, COO & Director. Mr. Dodak is a founder of the Company and previously served as the Treasurer, VP of Corporate Development and a Consultant to the Company.   He was CEO and Chairman of the Board of Directors for FNDS3000 Corp. (f/k/a Fundstech Corp), a public company focused on financial transaction processing in the prepaid card sector.  Mr. Dodak served as a director on the board of Envortus, Inc. until July 2007.   Mr. Dodak also served as CEO and Chairman of the Board of Global Axcess Corp, a publicly traded company from October 2001 until September 2006 where he was responsible for the day-to-day operations. Global Axcess Corp was an independent operator and owner of automated teller machines through out the U.S. Prior to joining Global Axcess, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation to Global Axcess Corp in July 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In July 1997 he was promoted to CEO.  From 1980 to 1985, Mr. Dodak was Vice President of Finance for Airtricity Corp, a company that developed wind parks throughout the world. He has a Bachelor of Arts and MBA degrees from the University of California Los Angeles

Dean Leischow, Executive Vice President – Sales and Marketing, Mr. Leischow most recently was the President of Leischow Group Inc. which provided Energy Consulting Solutions targeted to several markets. The most prominent was multi-location restaurant and retail but also the private college and university markets. The company advised its clients on how to best procure natural gas and electricity as well as minimize the demand within their facilities for these commodities. Over an 8 year period the company designed supply and demand management solutions for clients and oversaw the implementation of these solutions to over 14,000 facilities throughout the US and Canada. The Leischow Group grew to annual Sales of $16 Million and a managed utility supply base in excess of $150 Million. The executed programs resulted in a reduction in an estimated $300 Million in annual energy consumption. Prior to starting the Leischow Group he served as the Director of Energy Performance Contracting for Siemens USA. He also held several executive rolls at Honeywell Inc. from 1986 to 1995.

Chris Wirth, Chief Marketing Officer Mr. Wirth has over 15 years of diverse experience in sales, marketing and digital media for various fast growing large industrial and consumer businesses. Prior to joining Solar Energy Initiatives, he worked for BAE Systems teaming with leadership on strategic growth and optimization of international, government and domestic dealers. Prior to BAE Systems, Mr. Wirth headed Channel Marketing for Interline Brands (NYSE:IBI - News), a leading distributor and direct marketer of MRO and building supplies to residential contractors, educational institutions, healthcare and government facilities. Mr. Wirth held several executive positions in business development for PCG, Inc. (since acquired by ESCO Corporation), a Tier 1 supplier to Applied Materials (NasdaqGS:AMAT), as well as marketing consulting at VML, a leading digital agency owned by WPP (NasdaqGS:WPPGY).  Mr. Wirth has a BS in Marketing from San Jose State University and a MBA from the University of North Florida.

Pete Wilking, Director of Training and Technical Director, Solar Energy, Inc., was the General Manager of Solar Energy, Inc. prior to its acquisition by the Company, since 2007.  From 2002, until joining Solar Energy, Inc., Mr. Wilking was a financial analyst with the Nassau County - Circuit Court where he performed analyses and completed a variety of operational labor and cost saving projects.  He has additional experience as a business analyst and quality assurance manager.  Mr. Wilking is a Gulf War veteran and served with the Navy, as an officer, for 12-years.  He has a MBA from the University of North Florida and BS in Environmental Health from West Chester University.

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

Item 11. Executive Compensation

There were four executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our other two most highly compensated executive officers (our “named executive officers”) for the fiscal year ended July 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

	2008	NA		NA	NA	NA	NA	NA	NA

Bradley C. Holt	2009	182,167	(1)	83,333	259,177	-		52,000	576,677
Director
Michael J. Dodak	2009	-	(2)	89,040	213,350	-		65,000	367,390
Director
David W. Fann	2009	46,667	(3)	10,000	232,071	-		51,000	339,738
CEO
Gregory N Bakeman
President & CFO	2009	126,750	(4)		36,700	-		-	163,450

(1) Mr. Holt’s starting salary was $120,000 annually. This was increased to $220,000 annually effective May 1, 2008.  Mr. Holt resigned in Dec 2008 and received a monthly consulting fee of $10,000 in cash and the value of $8,333 per month in shares of common stock thru July 2009.   Total shares issued are 215,488.

(2) Mr. Dodak provided consulting services for which $10,000 per month until August 2009 when he rejoined the Company as an employee..  Compensation for consulting services and salary, and loan fees were paid in common stock of the Company at various times during the year.  Total shares issued are 430,291.

(3) Prior to Feb 2009, Mr. Fann was compensated for consulting services. Mr. Fann’s starting salary was $150,000 annually. This was increased to $220,000 annually effective July 2009.  Compensation for consulting services and salary was paid in common stock of the Company at various times during the year.  Total shares issued are 126,811.

(4) Mr. Bakeman’s starting salary was $ 140,000 annually.  This was increased to $220,000 annually effective July 2009.

(5) Stock Awards were Company stock issued to the recipients in lieu of cash compensation for salary or consulting fees and valued at the lower of the bid price of the stock on the day of the award, or at the private placement issuance price of an open private placement at that time.

(6) Stock Options are awards from the 2008 and 2009 Incentive Stock Option plans and valued using the Black Scholes model.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(2)

Bradley Holt	2/2/09								500,000	0.32	$111,214
	8/8/08								800,000	0.50	$259,177
David Fann	2/2/09								1,000,000	0.32	$222,428
	8/8/08								600,000	0.50	$390,475
Dean Leischow	4/15/09								1,000,000	0.30	$253,351
Everett Airington	4/6/09								500,000	0.37	$82,500
Gregory Bakeman	2/2/09								1,500,000	0.32	$333,641
Harold Gear	4/6/09								500,000	0.37	$106,342
Michael Dodak	8/8/08								600,000	0.50	$390,475
	2/9/09								500,000	0.32	$111,214
Pierre Besechut	2/2/09								500,000	0.32	$111,214

(1)	The Exercise or Base Price of the Option Award was determined based on the lower of the bid price, or current private placement price of any offering open, at the date of the grant.

(2)	The Grant Date Fair Value is generally the amount that the Company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

Outstanding equity awards at fiscal year-end

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Holt	800,000	N/A		$0.50	August-2011
Dodak	600,000	N/A		$0.50	August-2011
Fann	600,000	N/A		$0.50	August-2011
Besechut		N/A	335,000	$0.32	February-2012
Fann	55,000	N/A	666,667	$0.32	February-2012
Bakeman	165,000	N/A	1,000,000	$0.32	February-2012
Dodak	82,500	N/A	335,000	$0.32	February-2012
Airington	82,500	N/A	335,000	$0.37	April-2012
Gear		N/A	335,000	$0.37	April-2012
Leischow		N/A	500,000	$0.30	April-2012
Southworth	500,000	N/A	0	$0.30	April-2011

Option exercises and stock vested table

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Aquired	on	Aquired	on
	on Exercise	Exercise	on	Vesting
Name	(#)	($)	Vesting (#)	($)
(a)	(b)	(c)	(d)	(e)
Dodak	600,000	390,475
Fann	600,000	390,475

DIRECTOR COMPENSATION

The following table summarizes the director fees paid for the year ended July 31, 2009

Director Compensation

Name				Non-equity	Non-Qualified		Total ($)
	Fees earned			Incentive Plan	Deferred
	or paid in	Stock	Option	Compensation	Compensation	All Other
	cash ($)	Awards ($)	Awards ($)	($)	Earnings ($)	Compensation ($)
Holt	$95,000	67,500	259,177			182,167	$421,677
Fann	$51,385	10,000	37,071			46,667	$98,456
Dodak	$97,000	57,000	18,350				$172,350
Besechut		26,000					$26,000
Airington		45,000	17,546				$62,546
Gear		45,000					$45,000

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

The Company entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract included an initial salary of $120,000 until a specific performance measurement was met, at which time the salary is to be increased to $220,000.  As of March 1, 2008 the salary increased to $220,000, annually,  predicated upon the Company receiving one million dollars from the sale of common stock of the Company for the time period beginning December 1, 2007 of which the Company raised $700,000 as of January 31, 2008 and an additional $300,000 through March 31, 2008.

Mr. Holt resigned as CEO in December 2008.  The Company entered into a consulting agreement with Mr. Holt at that time which included cash compensation of $10,000 and $8,333 in stock based compensation, monthly thru July 2009  In addition, Mr. Holt received performance based options which would vest upon his achieving certain milestones.  The Company and Mr. Holt severed its relationship in August 2009, and all options were cancelled

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

The Company has entered into a four year employment agreement with Gregory N. Bakeman as President and CFO. The terms of the contract include an initial salary $160,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009.

Director and Officer Compensation

In June 2006 we issued 3,000 initial founders shares of restricted common stock at $0.01 pursuant to subscription agreements, to each of our three founding shareholders who at the time constituted the entire board of directors.  Those founding directors are Michael Dodak, David Fann and Paul Cox.  None of these directors share grants are being registered in this registration statement.

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

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal years ended July 31, 2009 and 2008, none of our directors were paid any fees to attend director meetings.

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

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  The employment agreement was cancelled, and the Company entered into a consulting agreement with Mr. Holt for a period of four years.   The final terms were resolved in August 2009.

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

The Company entered into a five year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract included an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Dodak elected to convert his contract to a consulting agreement whereby he was paid $10,000, monthly.  The consulting agreement runs thru December, 2012. There is an 18 month severance if terminated early.  In August 2009 the agreement was amended as follows:
The Company has requested that the Executive become the “Director of Solar Park Development” and COO.

1. Executive agrees to become the Director of Solar Park Development and COO for a period of time not to exceed one year.

His compensation will increase to $15,416.66 per month.  Upon termination by Executive of Director of Solar Park Development his compensation will revert to the $10,000. Executive will receive certain bonuses for achieving certain milestones in developing the Solar Park.  Executive will also receive new options in line with the other Executives of the Company.

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $14,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information, as of October  23, 2009 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Table 1 – Current Stock Outstanding and Ownership

Title of Class	Name ofBeneficial Owner		Number of Shares Beneficially Owned (1)	Percentage Ownership

Common Stock	David Fann	(1)	1,856,188	7.07%

Common Stock	Michael Dodak	(2)	1,743,418	6.63%

Common Stock	Gregory Bakeman	(3)	363,445	1.38%

Common Stock	Sidney Cole	(4)	6,599,999	22.92%

Common Stock	Evertt Airington	(5)	1,267,346	4.79%

Common Stock	Harold Gear	(6)	602,035	2.26%

Common Stock	Pierre Besechut	(7)	769,445	2.89%

Common Stock	All Executive Officers and Directors as a Group (6 persons)		6,601,877	21.91%

(1)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 55,000 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 82,500 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 165,000 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, of which 3,485,714 is in the name of Remi Holdings,  together with 2,600,000 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Remi Holdings owns Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(5)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 236,364 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(6)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 388,035 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(7)
Applicable percentage ownership is based on 26,198,289 shares of common stock outstanding as of October 23, 2009, together with 407,692 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2009.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Recent Sales and Distribution of Unregistered Securities.

The Company issued 175,000 shares of common stock to a group engaged to provide business consulting in December 2008.

In January 2009 the Company entered into a consulting arrangement with a company for business consulting, and issued 100,000 shares of common stock.

In February 2009, the Company issued 20,000 shares of common stock as commission for securing debenture funds.

In March 2009 the Company issued 5,000 shares of common stock to seven employees of the subsidiary company Solar Energy, Inc. (35,000 shares in total).

In March 2009 the Company issued 1,000 shares of common stock to thirteen Dealers (13,000 shares in total).

In March 2009 Harold Gear and Everett Airington were each issued 100,000 share of common stock in consideration for their acceptance of Board of Director positions.

In April 2009 the Company issued 1,000 shares of common stock to nine Dealers, as part of a dealer incentive program (9,000 shares in total).

On April 2, 2009 the Company issued 50,000 shares of common stock to a group engaged to provide business consulting services.

In May 2009 the Company issued 1,000 shares of stock to twelve Dealers (12,000 shares in total).

In June 2009 25,000 shares were issued as employee incentives.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months.

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide merger and acquisition consulting and other services for the term of eighteen months.

In July 2009 the Company issued 1,000 shares of stock to four Dealers (4,000 shares in total).

In July 2009 5,000 shares were issued as employee incentives.

In July 2009 4,300 shares were issued for commission expense.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide marketing consulting services for the term of twelve months.

In July 2009 the company issued 32,000 shares as settlement for outstanding accounts payable.

In July 2009 the Company issued 1,000 shares of stock to five Dealers (5,000 shares in total)..

In July 2009, the Company sold 4,508,526 units at $0.30 per unit in a private placement to accredited investors.  Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock for $0.60 per share.

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

Except as expressly set forth above, the individuals and entities to which we issued securities as indicated in this section of the registration statement are unaffiliated with us.

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

Brad Holt, CEO, was hired September 2007 and received $120,000 annual salary at that time.  He was also issued 1,800,000 shares of stock as of September 2007.  Mr. Holt’s compensation level was raised as of May 1, 2008 to $220,000 in annual salary.

David Surette, CFO and Secretary, was employed by the Company from July 2007 through January 14, 2008 on a consulting basis at a rate of $100/hour for approximately 10 hours per week and was issued 250,000 shares of the Company’s common stock as of October 2007.  Effective January 15, 2008, he became a full time employee and received an annual salary of $160,000.  On April 15, 2008 he also became President of the Company and his salary increased to $220,000, annually.  1,000,000 shares of stock were granted to him in March 2008.  On July 1, 2008 Mr. Surette was terminated by the Company and his 1,000,000 shares of common stock were canceled.  In consideration of an employment contract, entered into on March 6, 2008 with Mr. Surette, he received a settlement of; $36,000 in cash, $18,000 of which was paid on September 20, 2008 and the balance will be paid in $3,000 monthly installments over the following 6 months, plus, he retained 225,000 shares of 250,000 of common stock he received in October 2007.

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

To account for the Note the Company determined the fair value of the Note on a discounted basis to be equal to $68,100, which represented the discounted balance to be paid by B.C. assuming early payments made within 90 days from closing as provided in the Note.  Based on the fair value of the note of $68,100, a loss totaling $11,405 was recorded for the year ended July 31, 2008 as reflected in the table below:

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

No related parties purchased securities during the private placement from August 1, 2007 to July 31, 2009:

During the fiscal year ended July 31, 2008, the following equity distributions were made as part of employment compensation:

Brad Holt, CEO	1,800,000
Isabelle Christensen	500,000 (1)
Dell Jones	500,000 (1)
David Surette	250,000 (2)

(1) The 1,000,000 shares issued to Dell Jones and Isabelle Christensen, combined, have been cancelled.
(2)  25,000 shares of Mr. Surette’s compensation distribution were returned and canceled as part of his separation agreement.

On March 6, 2008, we agreed to extend employment agreements to Messrs., Holt, Fann and Dodak pursuant to which they served as Executive officers and employees and receive annual base compensation of $200,000, $150,000 and $150,000, respectively. If Executive's employment with the Company is terminated by the Company without Cause at any time prior to January 1, 2013, Executive shall receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through either December 31, 2012 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date and (ii) all unpaid benefits such as accrued vacation, and (iii) all outstanding expenses, (iv) any declared but unpaid Annual Bonus, and any and all unvested options or stock shall become fully vested.  If Executive's employment with the Company is terminated by the Company by virtue of the expiration of this Agreement on December 31, 2012, Executive shall be entitled to continue to receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through December 31, 2013 in accordance with the Company's general payroll practices; and (ii) any declared but unpaid Annual Bonus. In the event of a Corporate Transaction, the amount of severance pay will be equal to his then current Base Compensation for twenty four (24) months plus any annual bonus due plus all PTO time in a lump sum payable no later than the closing date of the Corporate Transaction. Additionally, the Company will continue to pay the premiums for Executive’s health benefits and life insurance for twenty four months.  During any period in which Executive is receiving severance compensation, the Company shall use reasonable efforts to obtain reasonably and to pay for comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as theretofore provided by the Company to Executive prior to the effective date of the termination of his employment.

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

Item 14 Principal Accounting Fees and Services.

Accounting Fees

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended July 31, 2009 and 2008.

	2009	2008
Audit Fees	$44,500	$22,000
Audit-Related Fees	500	8,750
Tax Fees	1,500	1,500
All Other Fees	-	-
Total	$46,500	$32,250

Audit Fees.  Audit fees billed by L.L. Bradford were for professional services rendered for the annual audit of our consolidated financial statements, quarterly review of our consolidated financial statements, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees billed by L.L. Bradford were for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, other than those previously reported under “Audit Fees.” Audit-related fees for the years ended 2009 and 2008 related to professional services performed in connection with the Company’s regulatory filings on Forms S-1 and S-8 during each of those periods.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by L.L. Bradford for tax compliance, tax planning and tax advice.

All Other Fees.  L.L. Bradford did not bill us for professional services rendered, other than amounts reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the years ended 2009 and 2008.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2009.

(b)   Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	2009 Incentive Stock Plan (10)
4.5	Form of Warrant issued to the April and May 2009 Investors (11)
4.6	Form of Subscription Agreement entered into by the April and May 2009 Investors (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable rust dated June 16, 1993 and David Smith (7)
23.1	Consent of L.L. Bradford & Company, LLC
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 1, 2008.

(7) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 27, 2008.

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on March 19, 2009.

(11) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on May 22, 2009.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October ___, 2009	Solar Energy Initiatives, Inc. By: /s/ David W. Fann David W. Fann Chief Executive Officer and Director (Principal Executive Officer)

Date: October __, 2009	By: /s/ Gregory N. Bakeman Gregory N. Bakeman Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Solar Energy Initiatives, Inc.

By:	/s/ David W. Fann
David W. Fann, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ David W. Fann David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	October 23, 2009
/s/ Gregory N. Bakeman Gregory N. Bakeman	Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2009
/s/ Michael Dodak Michael Dodak	Director	October 23, 2009
/s Everett Airington Everett Airington	Director	October 23, 2009
/s Harold Gear Harold Gear	Director	October 23, 2009
/s Pierre Besechut Pierre Besechut	Director	October 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Solar Energy Initiatives, Inc.
Ponte Vedra Beach, Florida

We have audited the accompanying balance sheets of Solar Energy Initiatives, Inc. as of July 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Initiatives, Inc. as of July 31, 2009 and 2008, and the results of its activities and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered losses from operations since inception and need additional capital to maintain operations and execute their business plan, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
October 23, 2009
Las Vegas, Nevada

Solar Energy Initiatives, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31, 2009	July 31, 2008
ASSETS

Current assets
Cash and cash equivalents	$1,005,628	$366,655
Trade receivable	22,190	-
Other receivables	168,932
Inventory	226,412	-
Prepaid expenses and other current assets	3,289	3,845
Total current assets	1,426,451	370,500

Fixed assets, net	27,945	5,434
Domain name	1,650,000	-
Deposits	12,748	-
Deposit on domain name	-	25,000
Total assets	$3,117,144	$400,934

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$718,011	$-
Commissions payable	76,178	-
Due to related parties	188,391	31,735
Accrued expenses	132,021	74,976
Deferred revenue	52,197	-
Note payable	400,000	-
Total current liabilities	1,566,798	106,711

Commitments and contingencies

Stockholders' equity Common stock, $0.001 par; 100,000,000 authorized 22,626,567 and 11,809,256 issued and outstanding, respectively	22,627	11,809
Paid-in capital	7,104,896	2,298,156
Deferred compensation	(446,166)	-
Common stock subscription	(20,000)	(60,000)
Accumulated deficit	(5,111,011)	(1,955,742)
Total stockholders' equity	1,550,346	294,223
Total liabilities and stockholders' equity	$3,117,144	$400,934

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31,	For the Year Ended July 31,
	2009	2008

Revenues, net	$3,821,610	$-
Cost of sales	3,023,639	-
Gross profit	797,971	-

Operating expenses
Selling, general and administrative	3,461,128	1,587,236
Total operating expenses	3,461,128	1,587,236

Loss from operations	(2,663,157)	(1,587,236)

Other income (expense)
Interest and other income	6,479	10,371
Interest expense	(498,591)	-
Bad debt related party note receivable	-	(68,100)
Total other income (expense)	(492,112)	(57,729)

Loss before provision for income taxes	(3,155,269)	(1,644,965)
Provision for income taxes	-	-

Net loss	$(3,155,269)	$(1,644,965)

Net loss per share – basic and diluted	$(0.21)	$(0.15)

Weighted average shares outstanding – basic and diluted	14,679,359	10,871,614

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Comp	Common Stock Payable	Common Stock Subscription	Accumulated Defecit	Total Stockholders Equity
Balances, July 31, 2007	6,787,715	$6,788	$355,247	$-	$111,475	$-	$(253,800)	$219,710

October 2007 stock issued through private placement	648,227	648	226,232	-	(111,475)	-	-	115,405

October 2007 stock for services issued	7,314	7	1,993	-	-	-	-	2,000

October 2007 stock for services issued	2,050,000	2,050	715,450	-	-	-	-	717,500

April 2008 stock issued through private placement, net of offering costs of $156,450	2,316,000	2,316	999,234	-	-	(60,000)	-	941,550

Net loss	-	-	-	-	-	-	(1,701,942)	(1,701,942)

Balances, July 31, 2008	11,809,256	11,809	2,298,156	-	-	(60,000)	(1,955,742)	294,223

Shares issued for board seats	300,000	300	115,700	-	-	-	-	116,000

Stock warrant for board seat	-	-	5,326	-	-	-	-	5,326

Cashless exercise of stock options	440,506	441	(441)	-	-	-	-	-

Cancellation of Surette issued March 2008	(25,000)	(25)	25	-	-	-	-	-

Shares cancelled related to stock subscription	(80,000)	(80)	(39,920)	-	-	40,000	-	-

Shares issued for acquisition of SEI assets	1,000,000	1,000	649,000	-	-	-	-	650,000

Amortization of deferred compensation expense	-	-		463,459	-	-	-	463,459

Options granted for compensation	-	-	757,933	-	-	-	-	757,933

Shares issued for compensation	1,546,960	1,548	634,638	(360,750)	-	-	-	275,436

Shares issued for consulting	1,494,019	1,494	609,451	(548,875)	-	-	-	62,070

Shares issued for commission	4,300	4	2,060	-	-	-	-	2,064

Shares issued for employee incentives	65,000	65	24,335	-	-	-	-	24,400

Shares issued for loan fees	220,000	220	86,280	-	-	-	-	86,500

Shares issued for dealer incentives	43,000	43	15,007	-	-	-	-	15,050

Discounts from warrants and beneficial conversion feature	-	-	325,000	-	-	-	-	325,000

Shares issued for conversion of debenture	1,300,000	1,300	323,700	-	-	-	-	325,000

Final closing for Private Placement, net of offering costs of $48,877	4,508,526	4,508	1,298,646	-		-	-	1,303,154

Net loss	-	-	-	-	-	-	(3,155,269)	(3,155,269)

Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)	$-	$(20,000)	$(5,111,011)	$1,550,346

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2009	For the Year Ended July 31, 200

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,155,269)	$(1,701,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,801	776
Net loss on sale of investment and related discounts	-	-
Stock based compensation	1,721,738	719,500
Par value of stock to be returned	-	(25)
Convertible debenture discount accreation	325,000	-
Loan fee amortization	86,500	-
Bad debt, related party note receivable	-	68,100
Change in operating assets and liabilities:	-	-
Accounts receivable	(22,190)	-
Other receivables	(168,932)
Inventory	(226,412)	-
Prepaid expenses and other current assets	556	1,180
Deposits	(12,748)	-
Accounts payable	718,011	-
Commissions payable	76,178	-
Accrued expenses	57,045	87,101
Deferred revenue	52,197	-
Net cash used by operating activities	(543,525)	(825,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(27,312)	(6,211)
Acquisition of domain name	(135,000)	(25,000)
Net cash used by investing activities	(162,312)	(31,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	325,000	-
Net proceeds from private placement	1,303,154	1,056,955
Proceeds from related parties	156,696	-
Principal payments on notes payable	(440,000)	-
Net cash provided by financing activities	1,344,850	1,056,955

Net increase (decrease) in cash and cash equivalents	638,973	200,434

Cash and cash equivalents at beginning of year	366,655	166,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,005,628	$366,655

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$46,556	$64

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$909,625	$-
Acquisition of domain name
Notes payable assumed	$840,000	$-
Stock issued	650,000	-
Total non-cash consideration	1,490,000	-

Cash consideration ($25,000 paid during the ended July 31, 2008)	160,000	-
	$1,650,000	$-

Discounts from warrants and beneficial conversion feature	$325,000	$-

Shares issued for commonm stock payable	$-	$111,479

Shares cancelled related to stock subscriptions	$40,000	$-

Shares issued for conversion of debentures	$325,000	$-

Shares issued for loan fees	$86,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Solar Energy Initiatives, Inc.  (“Company”, “our”, “us” or “we”) was incorporated on June 20, 2006 under the laws of the State of Delaware and is a renewable energy company focused on the development and commercialization of solar energy products and technologies for a wide range of applications including power production for solar parks, commercial buildings and residential homes.

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

We are executing on a three pronged approach to achieve our plan. This includes:

•	growing our dealer network, increasing the selling potential for solar electric (PV) and solar thermal (hot water) system solutions to homeowners and commercial customers;
•	placing solar systems on large commercial buildings and in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	becoming a developer of solar parks bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

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

In the prior fiscal year ending 2008 we were a development stage company.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and principles of consolidation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its wholly owned subsdiary.  All intercompany transactions are eliminated in final consolidation.

Financial Instruments - The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that we will secure an a d equate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from the sale of training, photovoltaic panels, photovoltaic roofing systems, solar thermal products, balance of system products, and management system products to our dealer network or other parties. The Company anticipates it will not perform any installations. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were no uncollectible amounts as of July 31, 2009 and there were no accounts receivable balances at July 31, 2008.

Warranty Reserves - The Company purchases its products for sale from third parties.  The manufacturer warrants or guarantees the operating integrity, and performance of photovoltaic solar products at certain levels of conversion efficiency for extended periods, up to 25 years. The manufacturer also warrants or guarantees the functionality of inverters and balance of systems up to 10 years.  Therefore, the Company does not recognize warranty expense.

Shipping and Handling Fees and Costs - Shipping and handling fees, if billed to customers, are included in net sales. Shipping and handling costs associated with inbound freight are expensed as incurred. Shipping and handling costs associated with outbound freight are classified as cost of sales.

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, and money market accounts that are readily convertible into cash.

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of July 31, 2009 inventory was $226,412.  Inventory was acquired during the four most recent quarters, therefore there is no impairment.  There were no inventories as of July 31, 2008.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

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

Domain Name - The domain name is determined to have an indefinite useful life, is not amortized, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the domain name might be impaired. The impairment test for indefinite-lived domain name consists of a comparison of their fair value with the carrying amount.

Long-Lived Assets and Impairment - Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction and we believe that this asset is fairly valued as of July 31, 2009.  We had no Long-Lived Assets as of July 31, 2008.

Stock-Based Compensation - We have adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.   The Company issues stock as compensation for services at the current market fair value.

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
Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. Effective January 1, 2007, we adopted the provisions of SFAS Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated financial statements.

Foreign Currency - Gains and losses from foreign exchange transactions will be included in the statements of operations. Currently there are none.

Basic and Diluted Net Loss per Share - Basic net loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential issuances of common stock, including shares to be issued upon exercise of stock options and warrants, in the weighted average number of shares of common stock outstanding for a period and is not presented where the effect is anti-dilutive.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
Concentrations of Credit Risk

Cash and cash equivalents - The Company maintains cash balances at a financial institution in Ponte Vedra Beach, Florida. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Vendors - The following three vendors make up the majority of our COS:

Suntech	70%
BP Solar	9%
GE Energy	8%

The following vendors make up the majority of our Accounts Payable at July 31, 2009:

BP Solar	16%
GE Energy	22%

The remaining vendors all account for less than 10% of total Accounts Payable.

Customers - 55% of our revenues are from one customer and the other 45% is evenly distributed amongst our dealers.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 3 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” SFAS No.157 provides guidance on the definition of fair value, methods to measure fair value, and expanded disclosures of fair value. SFAS No.157 is effective an s of the first interim or annual reporting period that begins after November 15, 2007. Accordingly, the Company adopted SFAS No.157 on August 1, 2008, which had no significant impact on our financial statements.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No.159 are effective as of the beginning of fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 did not have a significant impact on our financial statements.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that currently exist in accounting and auditing standards, it includes a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was October 23, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on our financial statements.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 4 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.    Inventory consisted of the following as of July 31, 2009 and 2008.

	2009	2008
Photovoltaic Solar panels and components	$189,052	-
Thermal Solar panels and components	20,460	-
Other components and materials	16,900	-
Total Inventory as of July 31, 2009	$226,412	$-

Note 5 – Fixed Assets

Fixed assets consisted of the following as of July 31, 2009 and 2008:

Category	Useful Lives	2009	2008

Furniture fixtures and equipment	5-7 years	$33,522	$6,211
Less accumulated depreciation		5,577	776
Net fixed assets		$27,945	$5,435

During the years ended July 31, 2009, and July 31, 2008 depreciation, totalling $4,801 and $776, respectively, was charged to selling, general and administrative expenses.

Note 6 –Acquisition of Domain Name

On July 8, 2008, the Company provided a non-refundable deposit of $25,000 to Solar Energy, Inc. in anticipation of completing the acquisition of certain assets of the company.  On August 21, 2008, the Company entered into and closed a Website Purchase Agreement (the “WPA”) with Solar Energy, Inc. (“SEI”) and the shareholders of SEI pursuant to which the Company acquired the Domain Name, www.solarenergy.com , the web site that uses the domain name, the name Solar Energy, Inc. and all trade rights associated with these assets (collectively, the “SEI Assets”).  In consideration for the purchase and sale of the SEI Assets, the Company assumed various liabilities, made a cash payment of $160,000 at closing, issued the seller a secured note collateralized by a lien on the assets referenced in the Website Purchase Agreement in the principal amount of $840,000 with 7.5% interest that is payable over a period of 21 months with payments of $40,000 per month and issued the seller 1,000,000 shares of common stock of the Company.

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period August 1, 2009 through May 1, 2010	$400,000

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 7 – Accrued Expenses

Accrued expenses consist of the following as of July 31:2009                                                                                                                2008

Interest for notes and convertible debentures	$30,477	$56,376
Salaries and taxes payable	68,746	18,600
Legal Expenses	32,798
	$132,021	$74,976

Note 8 – Convertible Debentures

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder  to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through July 31, 2009.   The debentures were converted to stock as of July 21, 2009 and   1,300,000 shares were issued, and accrued interest of $28,093 was paid in August 2009

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 9 – Stockholders’ Equity

Common Stock - On July 30, 2008, the shareholders of the Company voted to increase its authorized capital stock from 15,000,000 common shares to 100,000,000 common shares, $0.001 par value per share. There were 11,806,256 shares of common stock issued and outstanding as of July 31, 2008.

During the three months ended October 31, 2007, there was a private placement outstanding valuing one unit at $0.35, made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.70 with a 2-year term.  In a series of cash transactions 329,728 shares of common stock were sold for $ 115,405. Also during the period there were 7,314 shares of common stock issued for services. The Company issued 3,050,000 shares of common stock as compensation to employees at a value of $0.35 or $1,067,050 as noted below:

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

The Company closed its private placement in March 2008 and sold 1,226,000 units; comprised of 1,226,000 shares of common stock, valued at $0.50 per share, along with two commons stock purchase warrants. One common stock purchase warrant has an exercise price of $0.75 and the other common stock purchase warrant has an exercise price of $1.50. These 1,226,000 units were sold in a private placement for $613,000.  Cash fees of $111,450, 90,000 shares and 1,000,000 warrants, issued for an exercise price of $0.50 with a term of 2-years, were paid as consideration for placement services provided by several brokers.  The shares were issued during June 2008.  As of July 31, 2008, 120,000 shares of this private placement had been issued but the subscription value of $60,000 has not been paid, reflecting a Stock Subscription Receivable in this amount.

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

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
On August 26, 2008 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period July 31, 2009.

In September 2008, Mr. Bakeman was granted 300,000 options with a value of $103,857 determined using the Black Sholes method and amortized over a period of three years, and $11,539 was expensed during the period ending July 31, 2009.   In February 2009 these options were cancelled.

The Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services in September 2008 for the term of six months, valued at $175,000. The Company recorded the stock issuance as deferred compensation, of which the entire has been amortized for the period ended July 31, 2009.

The Company issued 175,000 shares of common stock to a group engaged to provide business consulting and other services in December 2008 for the term of four months, valued at $50,750. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2009.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares valued at $26,000 as consideration for being appointed to the Board of Director position.  The Company recorded the stock issuance as compensation expense.   He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term with a value of $5,326 determined using the Black Sholes method and expensed during the period ending January 31, 2009

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

On January 12, 2009 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of twelve months.  For the first six months the Company issued 100,000 shares of common stock as consideration valued at $30,000, along with cash consideration of $6,600 monthly. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period  ended July 31, 2009.

On January 12, 2009 the Company issued 43,478 shares of Common Stock to Mr. Fann and 86,957 shares of Common Stock to Mr. Dodak in lieu of cash for compensation.   The closing price of the stock on January 12, 2009 was $.23

On February 2, 2009 the Company issued 87,500 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $28,875. The Company recorded the stock issuance as deferred compensation, of which the full $28,875 has been amortized for the period ended April 30, 2009

In February 2009 the Company issued 38,889 shares of common stock for business consulting, valued at $14,778.  The Company recorded the full value as an expense for the period ending April 30, 2009.

In February 2009 the Company issued 22,800 shares of common stock valued at $8,333 to Mr. Holt for consulting services.

In February 2009 the Company cancelled 40,000 shares of stock which had been issued to, but not paid for by an investor.

In February 2009, the Company issued 20,000 shares of stock as commission for securing debenture funds, valued at $9,600.  The Company recorded the full value as an expense for the period ending April 30, 2009

In March 2009 the Company issued 5,000 shares of stock to each of seven employees of the subsidiary company Solar Energy, Inc valued at $12,250.  The Company recorded the full value as an expense for the period ending April 30, 2009.

In March 2009 the Company issued 1,000 shares of stock each to thirteen Dealers, valued at $4,550 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending April 30, 2009

In March 2009 Harold Gear and Everett Airington were each issued 100,000 common stock shares, valued at $45,000, in consideration for their acceptance of Board of Director positions.  The Company recorded the stock issuance as compensation expense.

In March 2009 MCD Trust was issued 60,000 shares of Common Stock in exchange for a loan to the Company, valued at $27,000 of which the full value was recorded as an interest expense for the period ending April 30, 2009.

In April 2009 the Company issued 1,000 shares of stock each to nine Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending April 30, 2009.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation, of which $ 26,667 has been amortized for the period ended July 31, 2009.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

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

In May 2009 the Company issued 1,000 shares of stock each to twelve Dealers, valued at $4,200 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending April 30, 2009.

In May 2009 MCD Trust was issued 150,000 shares of Common Stock in exchange for a loan to the Company, valued at $55,500 of which the full value was recorded as an interest expense for the period ending May 30, 2009.

In June 2009 73,333 shares valued at $22,000 were issued for consulting to Mike Dodak

In June 2009 25,000 shares valued at 9,750 were issued as employee incentives, and the full value expensed.

In June 2009 83,333 shares valued at $25,000 were issued in lieu of payroll, and the full value recorded as salaries.

In June 2009 10,000 shares valued at $4,000 were issued for a loan to the Company.  The entire amount was expensed and recorded as interest expense.

In June 2009 37,246 shares valued at $12,500 were issued for consulting fees to Brad Holt.  The entire amount was expensed

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, of which $12,666 has been amortized for the period ended July 31, 2009

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which $20,000 has been amortized for the period ended July 31, 2009

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, of which $8,666 has been amortized for the period ended July 31, 2009.

In July 2009 the Company issued 1,000 shares of stock each to four Dealers, valued at $1,400 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending July 31, 2009.

In July 2009 5,000 shares valued at $2,400 were issued as employee incentives, and the full value expensed.

In July 2009 4,300 shares valued at $2,064 were issued for commission expense, and the full amount recorded as commission expense.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, of which $5,833 has been amortized for the period ended July 31, 2009

In July 2009 the company issued 32,000 shares valued at $12,792 as settlement for outstanding accounts payable.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
In July 2009 the Company issued 1,000 shares of stock each to five Dealers, valued at $1,750 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending July 31, 2009.

In July 2009 the company issued 300,000 shares as compensation to Dean Leischow per the terms of his agreement, for 90 days, valued at $120,000.   The value was expensed to salaries.

In July 2009, the Company sold 4,508,526 units at $0.30 per unit in a private placement to accredited investors for $1,303,170, net of cash fees for $48,860.  Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock for $0.60 per share.

Warrants - As of July 31, 2009, warrants to purchase; 981,715, 648,227, 2,226,000, 2,226,000, 1,100,000, 788,465, 701,056, 1,380,672, and 1,636,667 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares	Exercise Price	Expiration
of Common Stock		Date

981,715	$0.70	Oct-09
648,227	$0.70	Oct-09
2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
1,000,000	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
788,465	$0.60	April-12
701,056	$0.60	May-12
1,380,672	$0.60	June-12
1,636,667	$0.60	July-12

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Following is a summary of the warrants outstanding as of July 31, 2009 and 2008 and the related activity:

	2008	2009 Weighted Average Exercise Price	2007	2008 Weighted Average Exercise Price
Outstanding at beginning of year	7,081,942	$0.94	981,715	$0.70
Warrants issued	6,606,860	0.64	6,100,227	0.98
Warrants exercised	-	-	-	-
Warrants forfeited	-	-	-	-
Warrants expired	-	-	-	-

Outstanding at end of year	13,688,802	$1.01	7,081,942	$0.94

Exercisable at end of year	13,688,802	$1.01	7,081,942	$0.94

Stock Options - The Company has estimated the fair value of its option awards granted after January 1, 2008 using a modified Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Modified Black-Scholes-Based Option Valuation Assumptions	2009	2008
Fair value of options granted during the period	$2,277,135	$-
Expected term (in years)	3-5	-
Expected volatility	84.6% - 99.9%	-
Weighted average volatility	90.23	-
Expected dividend yield	-	-
Risk-free rate	0.89% - 2.24%	-

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Stock Option Plans - The Company adopted the following plans the fiscal year ending July 31, 2009.

The purpose of these plans is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of August 8, 2008, 3,500,000 shares have been authorized for option grants   During March 2009, the Company authorized an additional 2,000,000.   During 2009 and 2008, the Company granted 2,100,000 and 0 options, respectively.   As of July 31, 2009, outstanding options total 7,300,000. In September 2009, the Company authorized an additional 5,000,000 options.

A summary of the status of these plans as of July 31, 2009 and changes during the period is presented in the following table:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price

Authorized, August 8, 2008	3,500,000	-	N/A
Authorized, March 19, 2009	2,000,000
Granted	-8,800,000	8,800,000	$0.37
Forfeited
Cancelled	300,000	(300,000)	$0.63
Exercised		(1,200,000)	$0.50
Balance, July 31, 2009	-3,000,000	7,300,000	$0.34

The following table summarizes information about the stock options outstanding as of July 31, 2009:

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	7/31/2009	Life	Price	7/31/2009	Price

.30-.50	7,300,000	2.45	0.34	1,685,000	0.4

Total stock compensation expense recognized by the Company during the years ended July 31, 2009 under these plans  was $782,519, and  none in 2008.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies

Operating Lease - On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters will be located at 818 A1A, Suite 202, Ponte Vedra Beach, FL  32082.  The annual rent for 1,347 square feet of office space is $38,669 and we have entered into a 30 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal year ending July 31, 2010	$84,269
Fiscal year ending July 31, 2011	74,602
Thereafter	11,400
Total	$170,271

Rent expense was $74,085, and $53,614 for the year ending July 31, 2008 and twelve months ending July 31, 2009, respectively.

Agreements for investor relations services - On August 26, 2008 the Company entered into a consulting arrangement with a company for business consulting and other services and issued 150,000 shares of common stock as consideration.

The Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services in September 2008.

The Company issued 175,000 shares of common stock to a group engaged to provide business consulting and other services in December 2008.

In January 2009 the Company entered into a consulting arrangement with a company for business consulting and other services, and issued 100,000 shares of common stock.

In February 2009 the Company entered into a consulting arrangement with a company for business consulting and other services, and issued 87,500 shares of common stock

In April 2009 the Company entered into consulting arrangements with four companies for business consulting and other services, and issued 200,000 shares of common stock.

In June 2009 the Company entered into consulting arrangements with four companies for business consulting and other services, and issued 300,000 shares of common stock.

In June 2009 the Company entered into consulting arrangements with four companies for business consulting and other services, and issued 75,000 shares of common stock.

In June 2009 the Company entered into consulting arrangements with four companies for business consulting and other services, and issued 300,000 shares of common stock.

In July 2009 the Company entered into consulting arrangements with four companies for business consulting and other services, and issued 350,000 shares of common stock.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Management services - The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.
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

In December, 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  The Company entered into a consulting agreement with Mr. Holt for a period of four years.   The final terms are in negotiation.

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

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $160,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and will receive 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
Supply of Materials - There is currently an abundant supply of solar panels and adequate supply of other components..  Reduced cost of materials may affect planned revenues and could adversely affect gross margins, based on the potential of increased competition and pricing pressures, and results of operations.

Dependence on Limited Number of Suppliers - The Company intends to buy the majority of certain components or systems used to install its products from a limited number of suppliers. The loss of one of these suppliers or a significant reduction in product availability from a principal supplier could have a material adverse effect on the Company's results of operations.

Solar Project Lease – In late July 2009 the Company signed a Solar Project Lease and Agreement (“Project Lease”) to lease approximately 3,300 acres of land, including all air space thereof and all areas necessary or appropriate for the construction of underground Solar Power Facilities (“the Premises”), located in the state of Texas for the development of a 300 megawatt solar park.

The Company shall have a period not to exceed 90 days following the effective date of the agreement whereby either the Company or the lessor may elect, by written notice to terminate the Project Lease. As consideration for the lessor’s agreement to enter into the Project Lease subject to the Title Evaluation Period, the Company paid a nonrefundable $10,000 fee. However, the Company shall be entitled to a full credit equivalent to the Evaluation Fee against the rent amount payable by the Company on the rent commencement date.

The Project Lease shall initially be for the term commencing in July 2009 and ending on the sooner to occur of 5 years or the date on which the first extended term commences (the “Development Term”). The Company shall have the right and option to extend the term of the Project Lease for two successive 25 year periods (“Extended Terms”).

Rent during the Development Term shall be equal to the product of (a) $7.00 and (b) the number of acres of the Premises commencing on the rent commencement date and each successive twelve month period.

During the Extended Terms, the Company shall pay to the lessor as a minimum rent (“Minimum Rent”) the greater of (i) a per acre amount multiplied by the number of acres of the Premises or (ii) a per megawatt amount multiplied by the Megawatts of generating units on the premises as below:

Extended Term Year	Per Acre	Per Megawatt
1-20	$17.50	$3,000
21-30	$27.50	$4,500
31-40	$30.00	$5,000
41-50	$35.00	$6,000

For each Extended Term year, the Company shall also pay to the lessor, as addition rent (“Additional Rent”), the amount, if any, by which gross revenues, multiplied by a percentage commencing at 4.0% for extended term years 1-10 and increasing 0.5% in year 11 and every 5 years through the end of the lease, exceeds the Minimum Rent.

This lease would be transferred into Solar Park Initiatives” a separate Co announced in October,  and is projecting this will occur in early November.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 11 – Related Party Transactions

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

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
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

The Company is pursuing legal action against the Note’s obligor for non-payment.

There is no continuing obligation on the Company under the terms of the Convertible Note.

During March 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000. The shares were to be issued in June, 2008, but as discussed in Note 10, the shares were canceled upon Mr. Surette’s termination.

As of July 31, 2009 the Company has obligations to related parties for loans and related services totaling $188,391 of which 100% was paid in August with accrued interest at 12% per annum, and $31,735 as of July 31, 2008.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 12 – Termination Settlement

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

This agreement has been recorded as an accrued liability for the payment of the cash settlement amount of $36,000. The payment was made in full as of July 31, 2009.

Note 13 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of July 31, 2009.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
Note 14 – Going Concern

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,000,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $1,005,628 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

Assuming we are successful in our sales/development effort, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
Note 15 – Subsequent Events

In August 2009, the Company settled a dispute with Bradley C. Holt at which time Mr. Holt resigned as a Consultant to and Director of the Company.    He was paid $20,000 which was reflected in our Accounts Payable as of July 31, 2009.

In September 2009, the Company announced an offer to all holders of its Warrants that it would reduce the exercise price on the Warrants to $0.30 per share for a temporary period.  During the temporary Warrant exercise price reduction period, which ended October 15, 2009, 2,038,500 Warrants were exercised at $0.30 into a corresponding number of shares of common stock for a total of $611,549.The shares were issued on October 15, 2009.

In September 2009 Solar Energy Initiatives, Inc. [OTCBB: SNRY] announced a partnership with three Jacksonville job training and placement agencies to train displaced workers as solar energy installation and maintenance technicians. This new partnership is a first step in Solar Energy’s Renew the Nation campaign intended to promote job growth and economic development nationwide by providing a trained workforce to enter the fast growing renewable energy industry. The program, pending final approval by the Jacksonville City Council, is being funded in part by $396,000 in federal stimulus dollars provided by the American Recovery and Reinvestment Act of 2009.

Joining Solar Energy in this job training collaborative is Community Rehabilitation Center (CRC), Northeast Community Action Agency (NFCAA) and WorkSource. Solar Energy is providing the training curriculum and materials, while CRC will manage the program and NFCAA and WorkSource will supply the trainees.

The training facility, to be called CRC Institute, will be located at Pearl Plaza at the corner of North Pearl and 44th streets. The funding for the program development is expected in late October and the first class is anticipated to begin in December 2009.

In September 2009 the Company announced letters of intent for $17 million in commercial projects that will utilize approximately 20,000 solar panels with a rated maximum capacity of 4 megawatts of solar electricity.

In September 2009 the Company authorized an additional 5,000,000 options for  the 2009 Incentive Stock Plan.

On September 25, 2009 the Company formed Solar Park Initiatives, Inc. (“Solar Park”), as a wholly owned subsidiary. Solar Park will focus on developing large utility-scale solar parks, with a target for projects ranging from 10 to 500 megawatts in geographies favorable for development. The Company will procure the solar power system technologies for Solar Park’s projects.

In September 2009, two related parties loaned the Company a total of $100,000 with an interest rate of 12%, per annum on the unpaid balance and 1 share of common stock per $1.00 loaned.   The shares were issued in October.

In October 2009, the Company announced that it will be spinning-off Solar Park and that it hired Mr. Michael Gorton as the CEO of Solar Park. The Company’s shareholders of record, as of October 15, 2009, will receive one common share of Solar Park for every two common shares of the Company owned stock.    Shareholders as of the record date will not be required to pay for any shares distributed to them or take any action to receive the stock dividend.

In October 2009, the Company it hired Messrs. John Willis and Mr. James Roberson, PMP (Project Management Professional), as the Director of Dealer Sales and Director of Project Management, respectively.