Form 10-Q
period 2009-10-31
Solar Energy Initiatives, Inc.
filed 2009-12-15
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11 th Floor
New York, New York 10005
516-833-5034
516-977-1209 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  [X]  No [ ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [ ]   No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of December 11, 2009, the Company had 26,226,414 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended October 31, 2009

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.
CONSOLIDATED BALANCE SHEETS

	October 31, 2009	July 31, 2009
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$688,320	$1,005,628
Trade receivable	141,554	22,190
Other receivables	-	168,932
Inventory	325,407	226,412
Prepaid expenses and other current assets	6,508	3,289
Total current assets	1,161,789	1,426,451

Fixed assets, net	31,975	27,945
Domain name	1,650,000	1,650,000
Deposits	12,748	12,748
Total assets	$2,856,512	$3,117,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$498,814	$718,011
Commissions payable	21,412	76,178
Due to related parties	101,216	188,391
Accrued expenses	41,227	132,021
Deferred revenue	144,623	52,197
Note payable	320,000	400,000
Total current liabilities	1,127,292	1,566,798

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
26,229,414 and 22,626,567 issued and outstanding,
respectively	26,229	22,627
Paid-in capital	8,483,214	7,104,896
Deferred compensation	(780,916)	(446,166)
Deposit from stockholder	125,000	-
Common stock subscription	(20,000)	(20,000)
Accumulated deficit	(6,104,307)	(5,111,011)
Total stockholders' equity	1,729,220	1,550,346
Total liabilities and stockholders' equity	$2,856,512	$3,117,144
The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,
	2009	2008

Revenues, net	$1,011,950	$240,115
Cost of sales	750,416	72,638
Gross profit	261,534	167,477

Operating expenses
Selling, general and administrative	1,208,378	1,037,104
Total operating expenses	1,208,378	1,037,104

Loss from operations	(946,844)	(869,627)

Other income (expense)
Interest and other income	-	643
Interest expense	(46,452)	-
Total other income (expense)	(46,452)	643

Loss before provision for income taxes	(993,296)	(868,984)
Provision for income taxes	-	-

Net loss	$(993,296)	$(868,984)

Net loss per share – basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding – basic and diluted	23,771,299	13,606,827

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Deposit	Common	Common		Total
	Common Stock		Paid - in	Deferred	from	Stock	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Comp	Shareholder	Payable	Subscription	Deficit	Equity

Balances, July 31, 2008	11,809,256	11,809	2,298,156	-	-	-	(60,000)	(1,955,742)	294,223

Shares issued for board seats	300,000	300	115,700	-	-	-	-	-	116,000

Stock warrant for board seat	-	-	5,326	-	-	-	-	-	5,326

Cashless exercise of stock options	440,506	441	(441)	-	-	-	-	-	-

Cancellation of Surette issued March 2008	(25,000)	(25)	25	-	-	-	-	-	-

Shares cancelled related to stock subscription	(80,000)	(80)	(39,920)	-	-	-	40,000	-	-

Shares issued for acquisition of SEI assets	1,000,000	1,000	649,000	-	-	-	-	-	650,000

Amortization of deferred compensation expense	-	-		463,459	-	-	-	-	463,459

Options granted for compensation	-	-	757,933	-	-	-	-	-	757,933

Shares issued for compensation	1,546,960	1,548	634,638	(360,750)	-	-	-	-	275,436

Shares issued for consulting	1,494,019	1,494	609,451	(548,875)	-	-	-	-	62,070

Shares issued for commission	4,300	4	2,060	-	-	-	-	-	2,064

Shares issued for employee incentives	65,000	65	24,335	-	-	-	-	-	24,400

Shares issued for loan fees	220,000	220	86,280	-	-	-	-	-	86,500

Shares issued for dealer incentives	43,000	43	15,007	-	-	-	-	-	15,050

Discounts from warrants and beneficial conversion feature	-	-	325,000	-	-	-	-	-	325,000

Shares issued for conversion of debenture	1,300,000	1,300	323,700	-	-	-	-	-	325,000

Final closing for Private Placement, net of offering costs of $48,877	4,508,526	4,508	1,298,646	-	-		-	-	1,303,154

Net loss	-	-	-	-	-	-	-	(3,155,269)	(3,155,269)

Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)		$-	$(20,000)	$(5,111,011)	$1,550,346

Shares issued for consulting at August 2009	100,000	100	45,900	(46,000)	-	-	-	-	-
		-							-
Shares issued for consulting at August 2009	200,000	200	91,800	(92,000)	-	-	-	-	-
		-							-
Shares issued for compensation at September 2009	122,222	122	36,545	-	-	-	-	-	36,667
		-							-
Shares issued for consulting at September 2009	50,000	50	14,950	-	-	-	-	-	15,000

Shares issued for loan fees at September 2009	100,000	100	29,900	-	-	-	-	-	30,000

Shares issued for consulting at September 2009	200,000	200	69,800	(70,000)	-	-	-	-	-
		-							-
Shares issued for dealer incentives	9,000	9	3,141	-	-	-	-	-	3,150
		-							-
Shares issued for employee incentives	5,000	5	1,745	-	-	-	-	-	1,750
		-							-
Shares issued for consulting at October 2009	100,000	100	35,900	(36,000)	-	-	-	-	-
									-
Shares issued for consulting at October 2009	650,000	650	272,350	(273,000)	-	-	-	-	-
									-
Shares issued for warrant call at October 2009	2,038,500	2,038	772,565	-	-	-	-	-	774,603
									-
Shares issued for payment of services	28,125	28	3,722	-	-	-	-	-	3,750
									-
Deposit received from sharholder at October 2009			-	-	125,000	-	-	-	125,000
									-
Amortization of deferred compensation expense	-	-	-	182,250	-	-	-	-	182,250
									-
Net loss	-	-	-	-	-	-	-	(993,296)	(993,296)

Balances, October 31, 2009 (unaudited)	26,229,414	$26,229	$8,483,214	$(780,916)	$125,000	$-	$(20,000)	$(6,104,307)	$1,729,220

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended October 31, 2009	For the Three Months Ended October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(993,296)	$(868,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,862	620
Stock based compensation	405,647	717,818
Stock issued for loan fees	30,000
Accounts receivable	(119,364)	(76,687)
Other receivables	168,932
Inventory	(98,995)	(115,050)
Prepaid expenses and other current assets	(3,219)	(15,200)
Accounts payable	(219,197)	245,581
Commissions payable	(54,766)	-
Accrued expenses	(90,794)	(20,612)
Deferred revenue	92,426	-
Net cash used by operating activities	(880,764)	(132,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,892)	(12,755)
Acquisition of domain name		(135,000)
Net cash used by investing activities	(5,892)	(147,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement	611,523	-
Proceeds from related parties	50,000	-
Proceeds paid to related parties	(137,175)	(5,529)
Proceeds received from Shareholder	125,000	-
Principal payments on notes payable	(80,000)	(70,112)
Net cash used by financing activities	569,348	(75,641)

Net increase (decrease) in cash and cash equivalents	(317,308)	(355,909)

Cash and cash equivalents at beginning of year	1,005,628	366,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$688,320	$10,746

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$37,463	$7,914
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$517,000	$280,000
Acquisition of domain name
Notes payable assumed	$-	$840,000
Stock issued	-	650,000
Total non-cash consideration	-	1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	-	160,000
	$-	$1,650,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(UNAUDITED)

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

•	training a work force to install solar systems;
•	selling and placing solar systems on or adjacent to municipal and commercial locations and, in some cases, owning the system and selling the energy output to the owner/occupant(s); and
•	developing solar parks, through our wholly owned subsidiary, Solar Park Initiatives, bringing together landowners, utilities and our corporate resources to build large photovoltaic installations.

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

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  We have obtained the expertise, and are seeking  the necessary capital to further develop our plan.  If we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business for the following 12 months.  Adding at least $1,000,000 in funds will allow us to develop projects in hand which, if successful, we believe should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add staff and potentially start development of solar park sites and/or other projects. As of October 31, 2009, we have approximately $688,320 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. (the “Company”) for the years ended July 31, 2009 and 2008 appearing in the Company’s Form 10-K. The October 31, 2009 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiatives, Inc. and its wholly owned subsidiary Solar Energy, Inc.and  Solar Park Initiatives   All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company currently generates revenue from the sale of photovoltaic panels, solar thermal panels, balance of system products, and management system products to our dealers or other parties, and dealer training. The Company anticipates it will not perform any installations. The Company uses the following four basic criteria before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of October 31, 2009 therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

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

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of October 31, 2009 inventory was $325,407.  Inventory was acquired during the most recent quarters, therefore management believes there is no impairment.

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

Long-Lived Assets and Impairment

The Company reviews long-lived assets, including certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of October 31, 2009 we had Long Lived Assets primarily consisting of the domain name.  We believe that this asset is fairly valued as of the date of the report.

Domain Name

The domain name is determined to have an indefinite useful life, is not amortized, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the domain name might be impaired. The impairment test for indefinite-lived domain name consists of a comparison of their fair value with the carrying amount.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

On July 1, 2009, the Financial Accounting Standards Board (FASB) officially launched the FASB Accounting Standards Codification (ASC) 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of October 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of October 31, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the fourth quarter of 2009.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the fourth quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the fourth quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments”.  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the fourth quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued an update to FASB ASC 325, “Investments – Other”, which amends the impairments guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The update also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320, “Investments – Debt and Equity Securities”, and other related guidance.  The adoption of this update in the fourth quarter of 2009 did not have a significant impact on the Company’s financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in August 2009 without significant financial impact.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging”.  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the second quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the second quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in February 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

5.	Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of July 31, 2009 inventory was $325,407. Inventory was acquired during the most recent quarters, therefore there is no impairment.

6.	Acquisition of Domain

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

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period November 1, 2009 through May 1, 2010	$320,000

7.	Convertible Debenture

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through October 31, 2009.   The debentures were converted to stock as of July 21, 2009 and 1,300,000 shares were issued, and accrued interest of $28,093 was paid in August 2009

8.	Stockholders' Equity

Common Stock

The authorized capital includes 100,000,000 shares of common stock, $0.001 par value per share. There are 26,229,414 shares of common stock issued and outstanding as of October 31, 2009.

On August 8, 2008 Messrs. Fann and Dodak, and Holt were granted options to purchase 600,000 and 800,000 shares of common stock each, respectively.  Messrs. Fann and Dodak, each exercised 600,000 options, in a cashless transaction, to common stock of the Company.   Each option had a conversion price of $0.50 per share.  The resulting difference between the trading and conversion price of the common stock was a 220,253 share issuance, each.  The amount expensed approximately $39,475 for Messrs. Fann and Dodak during the period ending October 31, 2008 was determined using the Black Sholes valuation method.

On August 26, 2008 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which $35,000 was amortized for the three months ending October 31, 2008.

In September 2008, Mr. Bakeman was granted 300,000 options with a value of $103,857 determined using the Black Sholes method and amortized over a period of three years, and $5,385 was expensed during the period ending October 31, 2008.   In February 2009 these options were cancelled.

The Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services in September 2008 for the term of six months, valued at $175,000. The Company recorded the stock issuance as deferred compensation, of which $29,166 was amortized during the three months ended October 31, 2008.

The Company issued 175,000 shares of common stock to a group engaged to provide business consulting and other services in December 2008 for the term of four months, valued at $50,750. The Company recorded the stock issuance as deferred compensation, of which the entire amount was amortized in the prior year.

In December, 2008 Pierre Besuchet was issued 100,000 common stock shares valued at $26,000 as consideration for being appointed to the Board of Director position.  The Company recorded the stock issuance as compensation expense.   He was also issued 100,000 Board Member Warrants which are exercisable at $0.50 per share and have an 18 month term with a value of $5,326 determined using the Black Sholes method and expensed during the period the prior year.

On January 12, 2009 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of twelve months.  For the first six months the Company issued 100,000 shares of common stock as consideration valued at $30,000, along with cash consideration of $6,600 monthly. The Company recorded the stock issuance as deferred compensation, of which $30,000 was amortized during the prior year.   Conditioned upon performance defined in the agreement as of the seventh month the company will issue 100,000 shares of common stock and incur cash consideration of $7,000 monthly thru the twelfth month.

On January 12, 2009 the Company issued 43,478 shares of Common Stock to Mr. Fann and 86,957 shares of Common Stock to Mr. Dodak in lieu of cash for compensation.   The closing price of the stock on January 12, 2009 was $.23

On February 2, 2009 the Company issued 87,500 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $28,875. The Company recorded the stock issuance as deferred compensation, of which the full $28,875 was amortized in the prior year.

In February 2009 the Company issued 38,889 shares of common stock for business consulting, valued at $14,778.  The Company recorded the full value as an expense for the period ending in the prior year

In February 2009 the Company issued 22,800 shares of common stock valued at $8,333 to Mr. Holt for consulting services.

In February 2009 the Company cancelled 40,000 shares of stock which had been issued to, but not paid for by an investor.

In February 2009, the Company issued 20,000 shares of Rule 144 stock as commission for securing debenture funds, valued at $9,600.  The Company recorded the full value as an expense in the prior year.

In March 2009 the Company issued 5,000 shares of Rule 144 stock to seven employees of the subsidiary company Solar Energy, Inc valued at $12,250.  The Company recorded the full value as an expense in the prior year.

In March 2009 the Company issued 1,000 shares of Rule 144 stock to thirteen Dealers, valued at $4,550 as part of a dealer incentive program.

In March 2009 Harold Gear and Everett Airington were each issued 100,000 common stock shares, valued at $45,000, in consideration for their acceptance of Board of Director positions.  The Company recorded the stock issuance as compensation expense.

 In March 2009 MCD Trust was issued 60,000 shares of Common Stock in exchange for a loan to the Company, valued at $27,000 of which the full value was recorded as an interest expense in the prior year.

In April 2009 the Company issued 1,000 shares of Rule 144 stock to nine Dealers, valued at $3,150 as part of a dealer incentive program.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation, a total of $46,667 of which $20,000 has been amortized for the three months ended October 31, 2009

On April 30, 2009 the Company issued 60,000 shares of Common Stock to Mr. Dodak valued at $20,000, and 101,824 shares of Common Stock to Mr. Holt valued at 40,000 in lieu of cash for compensation.   Mr. Holt was also issued 53,568 shares of Common Stock according to the terms of his consulting agreement valued at $22,500.   The Company recorded the full value as an expense for during the prior year.

In April 2009 the Company cancelled 40,000 shares of stock which had been issued to, but not paid for by, an investor.

In April 2009, the Company sold 757,129 units at $0.30 per unit in a private placement to accredited investors for $180,000, net of cash fees for $47,126.  Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock for $0.60 per share.  The common stock was issued during May 2009.

In May 2009 the Company issued 1,000 shares of stock each to twelve Dealers, valued at $4,200 as part of a dealer incentive program.   The Company recorded the full value as an expense during the prior year.

In May 2009 MCD Trust was issued 150,000 shares of Common Stock in exchange for a loan to the Company, valued at $55,500 of which the full value was recorded as an interest expense during the prior year.

In June 2009 73,333 shares valued at $22,000 were issued for consulting to Mike Dodak. The Company recorded the full value as an expense during the prior year.

In June 2009 25,000 shares valued at 9,750 were issued as employee incentives, and the full value expensed.

In June 2009 83,333 shares valued at $25,000 were issued in lieu of payroll, and the full value recorded as salaries.

In June 2009 10,000 shares valued at $4,000 were issued for a loan to the Company.  The entire amount was expensed and recorded as interest expense.

In June 2009 37,246 shares valued at $12,500 were issued for consulting fees to Brad Holt.  The entire amount was expensed.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, and a total of $31,666 has been amortized, of which $19,000 has been amortized for the period ended October 31, 2009.

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, and a total of  $30,000 has been amortized, of which $10,000 has been amortized for the period ended October 31, 2009.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, and a total of $34,667 has been amortized, of which $26,000 has been amortized for the period ended October  31, 2009.

In July 2009 the Company issued 1,000 shares of stock each to four Dealers, valued at $1,400 as part of a dealer incentive program.   The Company recorded the full value as an expense during the prior year.

In July 2009 5,000 shares valued at $2,400 were issued as employee incentives, and the full value expensed.

In July 2009 4,300 shares valued at $2,064 were issued for commission expense, and the full amount recorded as commission expense.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, of which $23,333 has been amortized, of which $17,500 for the period ended October 31, 2009

In July 2009 the company issued 32,000 shares valued at $12,792 as settlement for outstanding accounts payable.

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

In July 2009, the Company sold 4,508,526 units at $0.30 per unit in a private placement to accredited investors for $1,303,154, net of cash fees for $48,877.  Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock for $0.60 per share.

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $46,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period ended October 31, 2009.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $92,000. The Company recorded the stock issuance as deferred compensation, of which $10,222 has been amortized for the period ended October 31, 2009.

In September 2009 122,222 shares valued at $36,667 were issued in lieu of payroll, and the full value recorded as salaries.

In September 2009 50,000 shares valued at $15,000 were issued for consulting fees to Michael Dodak in lieu of cash payment per his consulting agreement, and the full value recorded as consulting expense.

In September 2009 100,000 shares valued at $30,000 were issued for a loan to the Company from two related parties.  The entire amount was expensed and recorded as interest expense

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $7,778 has been amortized for the period ended October 31, 2009.

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending October 31, 2009.

In October 2009 5,000 shares valued at $1,750 were issued as employee incentives, and the full value expensed.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $36,000. The Company recorded the stock issuance as deferred compensation, of which $3,000 has been amortized for the period ended October 31, 2009.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of twelve months, valued at $273,000. The Company recorded the stock issuance as deferred compensation, of which $22,750 has been amortized for the period ended October 31, 2009.

In September 2009 the Company announced an offer to all holders of certain warrants that it would reduce the exercise price on the warrants to $0.30 per share for a temporary period.  During the temporary warrant exercise price reduction period, which ended October 15, 2009, 2,038,500 warrants were exercised at $0.30 into a corresponding number of shares of common stock totaling 2,038,500 for a total of $611,523. The restricted shares were issued on October 15, 2009. As a result of modification of terms the company recorded additional compensation totaling $163,080.

In October 2009 the company issued 28,125 shares valued at $3,750 as settlement for an outstanding account payable.

In October 2009 the Company received $125,000 from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company converted at .30 per share, depending on future events.

Private Placement Warrants

As of October 31, 2009, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, and 1,536,667 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12

9.	Commitments and Contingencies

Operating Leases

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  On September 11, 2008, we added to our corporate office space by leasing the adjacent office suite as our space needs grew.  Our corporate headquarters is located at 818 A1A, Suite 201, Ponte Vedra Beach, FL  32082.  The annual monthly least cost for 3357 square feet of office space is as follows:

Year 1:	$6,714
Year 2:	$6,994
Year 3:	$7,273

We have entered into a 36 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,600 and we have entered into a 36 month lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

For the remaining nine months of fiscal year ending October 31, 2010	89,428

Fiscal year ending October 31, 2011	106,728

Therafter	87,288
Total	$283,444

Rent expense was $32,946 for the three months ending October 31, 2009.

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

Agreements for business consulting

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

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services.

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services.

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

In December, 2008 Brad Holt resigned as CEO.  The Company entered into a consulting agreement with Mr. Holt for a period of four years. As terms of the settlement, Holt received $20,000 in back compensation, and all his current shares are unrestricted, held in attorney escrow, and subject to a 50,000 share per month “leak out” provision.

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract included an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.

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

In August 2009 the agreement was amended as follows:

·	The Company has requested that Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month.
·	Upon stepping down as COO of the Company his compensation will revert to the $10,000 per month.

Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.

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

In April 2009 the Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the year ending July 31, 2009.  On December 1, Mr Leischow resigned and will provide consulting services going forward.

10.	Related Party Transactions

As of October 31, 2009 the Company has obligations to related parties for loans and related services totaling $101,216 of which $101,216 is due Dec 31, 2009 and accruing interest at 12% per annum.

In October, 2009 the Company received $125,000 as a deposit from a shareholder as a deposit for 10% interest in a future subsidiary company or shares converted at $.30 per shares of SEII depending on future events.

11.	Subsequent Events
The Company has evaluated subsequent events through December 15, 2009, which is the date the financials are available to be issued.

In November 2009, the Company announced that, Solar Park Initiatives, the Company’s wholly owed subsidiary, signed a contract securing land for the design, construction and operation of a solar park in California. Solar Park Initiatives will be responsible for providing engineering, permitting, construction, operations and maintenance as well as obtaining the financing of the solar park. Solar Energy Initiatives will procure the solar panels and balance of system for the project.  Solar Park Initiatives will begin preliminary work, including zoning, permitting, EPA approvals and other activities immediately with construction estimated to begin in late 2010. The contract possesses a 25 year life with additional renewal options. With site potential of up to 100 megawatts, the project is planned to be constructed in various increments over a three year time frame.

In November 2009 the Company announced Mr. Thomas A. Polich, Esq. has joined as its Chief Operating Officer. Mr. Polich will be responsible for execution of strategic development of distribution and sales networks and solar power projects. He will lead the streamlining of all operational procedures for near and mid-term markets, commercial, private vendors and suppliers, and enhance the company’s ability to monetize new business in a more efficient manner. Mr. Polich has over 14 years of working experience in the photovoltaic (PV) industry covering all aspects of solar cell devices and PV systems. His solar experience includes research and development, technology development, manufacturing, legal, finance, training and consulting, domestic and international project development system management, system design and integration, market development and sales management. Most recently he served as VP North American Development of Clairvoyant Energy, Inc. Prior to Clairvoyant, he served as Chief Administrative Officer of Skypoint Solar, Inc., and has also served as Chief Legal Officer of DayStar Technologies, Inc. (NASDAQ/DSTI) and Corporate Counsel for Evergreen Resources, Inc. (NYSE:EVG - News). Mr. Polich earned a J.D. from the University of Denver, College of Law.

On November 19, 2009, the Company announced a Financing and Joint Marketing Agreement with a Municipal financial services company located in the Western U.S. The agreement states that the financial services institution will exclusively market Solar Energy Initiatives solar solutions to over 100,000 municipalities. Additionally, the financial institution will have the ability to provide project based financing for any contract that it brings to the Company.

On December 2, 2009, the Company announced plans to build a $1.7 million solar project in Gainesville, Florida, which will sell the created electricity to the utility. The potential future revenue is subject to entering an agreement, and obtaining financing.

In December the company filed for arbitration against  David Smith regarding potential violations of his website purchase agreement and consulting agreement.

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

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our company generated approximately $1,011,950 in revenues from operations for the quarter ended October 31, 2009.  While we anticipate growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including limited capital resources, possible delays or disruptions in establishing key vendor relationships and costing dynamics that could be out of our control.  There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

 Results of Operations

For the three months ended October 31, 2009, we generated $1,011,950 in revenues from operations and we incurred a loss of $993,296, of which $ 405,647 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of inventory.

We have financed our operations since inception primarily through private sales of securities. As of October 31, 2009, we had $688,320 in cash, and working capital of $34,497.

The following table sets forth our statements of operations data for the three months ended October 31, 2009.

Summary Income Statement

	Three Months Ending
	Oct 31, 2009	Oct 31, 2008

Revenues, net	$1,011,950	$240,115
Gross profit (loss)	261,534	167,477
Selling, general and administrative expenses	1,208,378	1,037,104

Total operating expenses	1,208,378	1,037,104
Loss from operations	(946,844)	(869,627)
Other Income (Expense)	(46,452)	643
Loss from operations before income taxes	(946,844,	(868,984)
Income tax provision	-	-
Net loss	$(946,844)	$(868,984)

Revenues

For the three ended October 31, 2009, we had revenues of $1,011,950, compared to $240,115 for the period ending October 31, 2008.  Revenues for this quarter reflect dealer training, a municipality project and sales of solar systems and equipment.

Cost of sales and gross profit

For the three months ended October 31, 2009 our Cost of Goods Sold were $750,416, resulting in a gross profit from operations of $261,534, compared to $72,638 and $167,477 for the period ending October 31, 2008 respectively.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended October 31, 2009 were $1,208,378 compared with $1,037,104 for the same period ending October 31, 2009.    Major changes in S, G & A expenses were;

•	salaries and wages increased from $93,923 to $287,120 primarily related to increase in employees.
•	Travel and entertainment was $74,445 in 2009 compared with $20,506 in 2008.
•	Legal, accounting and professional costs were $97,887 in 2009 compared with $70,413 in 2008 primarily related to and financing activities, and general corporate matters.
•
Cash and stock based consulting and director’s costs decreased to $405,647 in 2009 from $717,818 in 2008 resulting primarily from a reduction in management receiving stock in lieu of payroll and transition from employees to consultants.

Research & development

For the three ended October 31, 2009, we did not record research and development expenses.

Other income (expense)

For the three October 31, 2009 interest expense was $46,452, due to interest related to debentures, loans from shareholders, and note interest, compared with none for the same period ending October 31, 2008.

Net Loss

Our net loss was $993,296 for the three months ended October 31, 2009 compared with $868,984 for the period ending October 31, 2008.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Liquidity and Capital Resources

As of October 31, 2009, we had cash of $688,320 and working capital of $34,497 compared with $10,746 and in cash and working capital, of $(584,690) October 31, 2008.  During the quarter ended October 31, 2009, we funded our operations from beginning to generate revenues and private sales of equity securities.  For the same period in 2008, we funded our operations from private sales of equity securities.

For the period ending October 31, 2009 we used $880,764 of cash in operations.  Investing activities used $5,892 of cash during the three months ending October 31, 2009 for equipment purchases, and $12,755 during the same 2008 period.  Financing activities used $80,000 in note repayment for purchase of the domain during the three months ending October 31, 2009.  Related party loans, deposit from a stockholder, and private placement financing activities generated $489,348 during the three months ending October 31, 2009.

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

As we continue to increase the level of management and other operating requirements of developing our business, our cash needs have increased and therefore we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  For the quarter ended October 31, 2009, we have been able to obtain approximately $612,000 of capital through equity financing.  We may require approximately $1,000,000 of additional capital funding, to allow us to continue the execution of our business plan through October 31, 2010.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.

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

Significant Capital Expenditures

During the three months ended October 31, 2009, we acquired approximately $5,892 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In December the Company filed for arbitration against  David Smith regarding potential violations of his website purchase agreement and consulting agreement.

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

We generated revenue of $1,011,959 for the quarter ended October 31, 2009.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended October 31, 2009 and July 31, 2009, we have incurred a cumulative net loss of $6,104,302 and $5,111,011 respectively from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

Our success is heavily dependent on the continued active participation of our current directors and officers listed under “Directors and Management.” Loss of the services of our directors and officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  Finally, we need to identify and engage independent directors to join the board and serve on the Audit Committee, including one that qualifies as an “accounting expert” to meet the public company listing qualifications of Sarbanes-Oxley, section 301.  The Company is currently searching for additional directors, including  an accounting expert, which is required to be listed on theNational Association of Securities Dealers Automated Quotations (NASDAQ) exchange or other primary stock exchange.

If there is a shortage of components and/or key components rise significantly in price that may constrain our revenue growth.  The market for photovoltaic installations has slowed recently, the result of world-wide financial and economic problems.  The introduction of significant production capacity, however, has continued increasing supply and reducing the cost of solar panels.  If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability.  Additionally, we may not have sufficient financial resources to take advantage of supply opportunities as they may arise.

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

To date, we have entered into various supply agreements with solar panel suppliers.  We intend to pursue other agreements with component and balance of system suppliers to attempt to manage the cost of materials and supply allocations.  If we are unable to maintain our supply agreements, establish competitive additional supply sources or we are unable to develop adequate sales, we may be forced to cease operations.

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

Our solar business competes with a large number of competitors in the solar power market, including integrators such as groSolar, Sunwize, Sunenergy and Real Goods Solar, and manufacturers that may also directly supply projects at costs we cannot compete with, including Suntech, BP Solar, FirstSolar, SolarWorld AG and others. In addition, alternative technologies such as thin film and concentrators, which may compete with our technology in certain applications, continue to make market penetration. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, concentrated solar power “CSP” and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems.  Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., Florida Power and Light, GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, groSolar, Power-Fab, Real Goods Solar, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Suntech, SunTechnics Installation & Services, Inc., Sunwize, Sunenergy, Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternative Energies Technique GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

●
that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services.

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services.

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, as part of a dealer incentive program.

In October 2009 5,000 shares valued at $1,750 were issued as employee incentives.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors (10)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SOLAR ENERGY INITIATIVES, INC.

Dated: December 15, 2009	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: December 15, 2009	By:	/s/ Gregory Bakeman
Gregory Bakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)