Form 10-Q
period 2010-01-31
Solar Energy Initiatives, Inc.
filed 2010-03-17
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of March 16, 2010 the Company had 29,661,881 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended January 31, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Report on Form 10-Q include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2010	July 31, 2009
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$152,966	$1,005,628
Accounts receivable	469,106	22,190
Other receivables	-	168,932
Inventory	2,270,198	226,412
Prepaid expenses and other current assets	11,361	3,289
Total current assets	2,903,631	1,426,451

Fixed assets, net	30,103	27,945
Domain name	1,650,000	1,650,000
Deferred offering costs	15,000	-
Deposits	13,248	12,748
Total assets	$4,611,982	$3,117,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,783,880	$718,011
Commissions payable	8,958	76,178
Due to related parties	139,241	188,391
Accrued expenses	138,822	132,021
Deferred revenue	25,000	52,197
Note payable	400,000	400,000
Total current liabilities	3,495,901	1,566,798

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
26,364,878 and 22,626,567 issued and outstanding,
respectively	26,365	22,627
Paid-in capital	8,532,785	7,104,896
Loan fees to be paid in stock	8,400
Common stock payable	(8,400)
Deferred compensation	(545,055)	(446,166)
Deposit from stockholder	125,000	-
Common stock subscription	(20,000)	(20,000)
Accumulated deficit	(7,029,099)	(5,111,011)
Total Solar Energy Initiative Inc shareholder's equity	1,089,996	1,550,346
Noncontrolling interest	26,085	-
Total stockholders' equity	1,116,081	1,550,346
Total liabilities and stockholders' equity	$4,611,982	$3,117,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended January 31,	For the Three Months Ended January 31,	For the Six Months Ended January 31,	For the Six Months Ended January 31,
	2010	2009	2010	2009

Revenues, net	$1,273,506	$521,223	$2,285,456	$761,338
Cost of sales	974,120	443,011	1,724,536	515,649
Gross profit	299,386	78,212	560,920	245,689

Operating expenses
Selling, general and administrative	1,286,618	660,683	2,494,996	1,689,872
Total operating expenses	1,286,618	660,683	2,494,996	1,689,872

Loss from operations	(987,232)	(582,471)	(1,934,076)	(1,444,183)

Other income (expense)
Other income (expense)	(2,148)		(2,148)	643
Interest expense	(15,367)	(71,861)	(61,819)	(79,776)
Total other income (expense)	(17,515)	(71,861)	(63,967)	(79,133)

Loss before provision for income taxes	(1,004,747)	(654,332)	(1,998,043)	(1,523,316)
Provision for income taxes	-	-	-	-
Net loss	(1,004,747)	(654,332)	(1,998,043)	(1,523,316)

Loss attributable to Noncontrolling Interest	79,955	-	79,955	-
Loss attributable to Solar Energy Initiatives, Inc.	$(924,792)	$(654,332)	$(1,918,088)	$(1,523,316)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.04)	$0.05	$(0.08)	$(0.11)

Weighted average shares outstanding – basic and diluted	26,257,390	14,155,062	24,984,345	13,592,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Deposit	Common	Common		Total
	Common Stock		Paid-in	Deferred	Loan	from	Stock	Stock	Accumulated	Stockholders
	Shares	Amount	Capital	Comp	Fees	Shareholder	Payable	Subscription	Deficit	Equity

Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)	$-	$-	$-	$(20,000)	$(5,111,011)	$1,550,346

Shares issued for consulting	1,300,000	1,300	511,700	(498,000)	-	-	-	-	-	15,000

Shares issued for warrant call	2,038,500	2,039	772,564	-	-	-	-	-	-	774,603

Shares issued for payment of services	28,125	28	11,222	-	-	-	-	-	-	11,250

Deposit received from shareholder		-	-	-	-	125,000	-	-	-	125,000

Shares issued for commission	100,000	100	21,900	-	-	-	-	-	-	22,000

Shares issued for dealer incentives	13,000	13	4,539	-	-	-	-	-	-	4,552

Shares issued for employee incentives	30,000	30	12,720	-	-	-	-	-	-	12,750

Shares issued for loan fees	100,000	100	43,400	-	8,400	-	(8,400)	-	-	43,500

Shares issued for employee compensation	128,686	129	49,844	-	-	-	-	-	-	49,973

Amortization of deferred compensation expense				399,111	-	-	-	-	-	399,111

Net loss									(1,918,088)	(1,918,088)

Balances, January 31, 2010 (unaudited)	26,364,878	$26,365	$8,532,785	$(545,055)	$8,400	$125,000	$(8,400)	$(20,000)	$(7,029,099)	$1,089,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended January 31, 2010	For the Six Months Ended January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,998,043)	(1,523,316)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,872	1,678
Stock based compensation	727,255	949,329
Convertible Debenture Amortization	-	49,124
Changes in operating assets and liabilities:
Accounts receivable	(446,916)	(83,233)
Other receivables	168,932
Inventory	(2,043,786)	(62,609)
Prepaid expenses and other current assets	(8,072)	(10,639)
Deposit	(500)	(7,832)
Accounts payable	2,065,869	344,351
Commissions payable	(67,220)	-
Accrued expenses	6,801	2,222
Deferred revenue	(27,197)	19,900
Due to Related Party	-	24,288
Net cash used by operating activities	(1,621,005)	(296,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in convertible debenture-related party
Purchase of fixed assets	(4,030)	(20,609)
Acquisition of domain name	-	(135,000)
Net cash used by investing activities	(4,030)	(155,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from converrtible debenture	-	325,000
Deferred offering costs	(15,000)	-
Net proceeds from private placements	711,523	-
Proceeds from related parties	135,000	-
Proceeds paid to related parties	(184,150)	-
Proceeds received from shareholder	125,000	-
Principal payments on notes payable	-	(200,000)
Net cash provided by financing activities	772,373	125,000

Net increase (decrease) in cash and cash equivalents	(852,662)	(327,346)

Cash and cash equivalents at beginning of year	1,005,628	366,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,966	$39,309

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$15,367	$12,929
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$496,111	$280,000
Acquisition of domain name
Notes payable assumed	$-	$840,000
Stock issued	-	650,000
Total non-cash consideration	-	1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	-	160,000
	$-	$1,650,000

Discounts from warrants and beneficial conversion feature	$-	$196,493

Shares issued for deferred compensation	$998,000	$-
Common stock payable for loan fees	$8,400	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Condensed Consolidated Financial Statements
January 31, 2010
(UNAUDITED)

1.	Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which included the World Wide Web domain name solarenergy.com, and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to development large utility-scale solar projects.  Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and Solar Park Initiatives, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives also owns SolarEnergy.com, on the internet which is a digital property committed to driving consumer traffic, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. The Project Services Group (PSG) is a developer and manager of municipal and commercial scale solar projects. The SolarEos Group is dedicated to the education and continuous improvement of solar energy trade professionals. The Integrated Supply Group (ISG) is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.

Solar Energy’s internet domain name, SolarEnergy.com, is a digital property committed to driving consumer traffic to us, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Through its diversified portfolio of solar businesses, Solar Energy is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy.com.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time will need additional capital to maintain operations and execute our business plan.  As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements.  In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets, the competitive environment in which we operate and the current credit shortage facing worldwide markets.  See further information in the Subsequent Event Section.

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. for the years ended July 31, 2009 and 2008 appearing in the Company’s Form 10-K. The January 31, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiatives, Inc. and its wholly owned subsidiaries Solar Energy, Inc. and Solar Park Initiatives, Inc.    All significant intercompany transactions and balances have been eliminated in consolidation.

Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payables. These financial instruments are stated at their respective carrying values, which approximate their fair values.

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

Revenue Recognition

The Company currently generates revenue from the sale of photovoltaic panels, solar thermal panels, balance of system products, and management system products to our dealers or other parties, and dealer training. The Company anticipates it will not perform any installations. The Company uses the following four basic criteria before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. We recognize revenue upon completion of a system installation for residential installations and we recognize revenue under the percentage-of-completion method for commercial installations.  Amounts billed or received from customers in advance of performance are recorded as deferred revenue.  Amounts received from grants or stimulus monies are recognized as deferred revenue until the requirements under governmental guidelines have been met.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of January 31, 2010 therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

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

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of January 31, 2010 inventory was $2,270,198.  Inventory was acquired during the most recent quarters, therefore management believes there is no impairment.

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

Long-Lived Assets and Impairment

The Company reviews long-lived assets, including certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. As of January 31, 2010 we had Long Lived Assets primarily consisting of the domain name.  We believe that this asset is fairly valued as of the date of the report.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of January 31, 2010, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of January 31, 2010, SFAS No. 166 has not been added to the Codification.

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

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquire, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the second quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in February 2009.

In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for 1) transfers in and out of levels 1 and 2 and 2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance, and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities and the input and valuation techniques for both recurring and nonrecurring fair value measurements in levels 2 and 3. The effective date for the new disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements, which is effective for fiscal years beginning after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

5.	Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of January 31, 2010 inventory was $2,270,198.  Inventory was acquired during the most recent quarters, therefore there is no impairment.

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

The following is a schedule by years of future principle payments required under the Note Payable issued at closing:

For the period February 1, 2009 through May 1, 2010	$400,000

 In December 2009, the Company filed for arbitration against David H Smith revocable trust, and David Smith regarding potential violations of his website purchase agreement and consulting agreement.  Interest has continued to accrue as per the agreement.  Per the terms of the agreements we have suspended any additional payment of the note pending resolution of the dispute.

7.	Convertible Debenture

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture was converted into 1,300,000 shares of common stock, at $0.25 per share, on July 21, 2009 and accrued interest of $28,093, 12% per annum, was paid in August 2009.  With the sale of the debenture, we issued 1,000,000 “A” warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised up to two years from the closing date.  The “B” warrants can be exercised up to three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.     The warrants have been valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through October 31, 2009.

8.	Stockholders' Equity

Common Stock

The authorized capital includes 100,000,000 shares of common stock, $0.001 par value per share. There are 26,364,878 shares of common stock issued and outstanding as of January 31, 2010.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation; a total of $33,333 has been amortized of which $20,000 was during the six months ended January 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, and a total of $50,666 has been amortized, of which $38,000 was during the six months ended January 31, 2010.

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, and a total of $30,000 of which $10,000 was during the six months ending January 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, and a total of $60,667 has been amortized, of which $52,000 was during the six months ended January 31, 2010.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, and a total of $75,833 has been amortized, of which $70,000 was during the six months ended January 31, 2010.

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $48,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized during the six months ended January 31, 2010.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $25,000 has been amortized for the period ended January 31, 2010.

In September 2009 122,222 shares valued at $47,666 were issued in lieu of payroll, and the full value recorded as salaries.

In September 2009 50,000 shares valued at $19,500 were issued for consulting fees to Michael Dodak in lieu of cash payment per his consulting agreement, and the full value recorded as consulting expense.

In September 2009 100,000 shares valued at $39,000 were issued for a loan to the Company from two related parties.  The entire amount was expensed and recorded as interest expense

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $19,444 has been amortized, for the period ended January 31, 2010.

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending January 31, 2010.

In October 2009 5,000 shares valued at $1,750 were issued as employee incentives, and the full value expensed.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which $10,000 has been amortized, for the period ended January 31, 2010.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of twelve months, valued at $260,000. The Company recorded the stock issuance as deferred compensation, of which $86,667 has been amortized for the period ended January 31, 2010.

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

In October 2009 the company issued 28,125 shares valued at $11,250 as settlement for an outstanding account payable.

In October 2009 the Company received $125,000 from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company converted at .30 per share, depending on future events.

Issuances in Current Quarter:

In January 2010 the Company issued 100,000 shares as commission valued at $22,000 and the entire amount expensed as commission expense for the period ending January 31, 2010.

In January 2010 the Company issued 25,000 shares as employee incentives valued at $11,000 and the entire amount expensed in the period ending January 31, 2010.

In January 2010 the Company issued 6,464 shares as compensation valued at $2,308 and the entire amount expensed to salaries for the period ending January 31, 2010.

In January 2010 the Company issued 4,000 shares to four dealers valued at $1,400 and the entire amount expensed for the period ending January 31, 2010.

Private Placement Warrants

As of January 31, 2010, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, and 1,536,667 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12

9.	Controlling Interest

On September 25, 2009 the Company formed Solar Park Initiatives Inc, a wholly owned subsidiary. In October 2009, the Company announced that it was planning a to spin-off SPI, to its shareholders of record as of October 15, 2009, and that it hired Mr. Michael Gorton as the CEO of the new company.  The Company’s shareholders of record, as of October 15, 2009, were to receive one common share of SPI stock for every two common shares of the Company owned.    The distribution of such shares was contingent upon SPI making the required filings with the Securities and Exchange Commission.  The Company is currently evaluating our options with respect to the proposed spin off of SPI.  The tax implications for shareholders of the company are uncertain at this time.

In November 2009 SPI issued a total of 19,489,145 shares of common stock, of which 6,340,001 shares were issued to officers, employees and board members for services valued at $6,040.   13,099,145 shares were issued to Solar Energy Initiatives, Inc. for services and cash of the initial share issuance by SPI, which has been eliminated upon consolidation.

During the period ended January 31, 2010, SPI closed a private placement for the sale of units at $0.40 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $1.20.  In December 2009, 250,000 units of common stock were issued in this private placement for $100,000.  As of January 31, 2010 the Company retains ownership of 68% as the controlling interest in SPI. as reflected in our financials.  In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms,

10.	Commitments and Contingencies

Operating Leases

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  On September 11, 2009, we added to our corporate office space by leasing the adjacent office suite as our space needs grew.  Our corporate headquarters is located at 818 A1A, Suite 201, and Ponte Vedra Beach, FL  32082.  The annual monthly least cost for 3357 square feet of office space is as follows:

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

For the remaining six months of fiscal year ending July 31, 2010	$59,618

Fiscal year ending July 31, 2011	106,728

Thereafter	87,288
Total	$253,634

Rent expense for the three and six months ending January 31, 2010 was $32,750 and $ 65,696 compared to $31,496 and $63,292 for the three and six months ending January 31, 2009.

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

Management services

The Company has employment agreements with its CEO, CFO, and consulting agreements with former Company officers.

The Company entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract included an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $220,000.  On March 1, 2008 the salary was increased to the $220,000, annually. Other performance bonuses are available at the discretion of the board of directors.  There was an 18 month severance if terminated early.

In December, 2008 Brad Holt resigned as CEO.  The Company entered into a consulting agreement with Mr. Holt for a period of four years. As terms of the settlement, Holt received $20,000 in back compensation, and all his current shares are unrestricted, held in attorney escrow, and subject to a 50,000 share per month “leak out” provision.

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract included an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses were available at the discretion of the board of directors. There was an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with Mr. Surette.  Mr. Surette received $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.

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
 On February 1, 2010, Mr.Dodak was appointed President of the company with a salary of $200,000 per year

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

 In January, 2010, Mr. Bakeman’s salary was reduced to $180,000 per year.

In April 2009 the Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr. Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the year ending July 31, 2009.  On December 1, Mr. Leischow resigned and will provide consulting services going forward.

In February, 2010 the CEO, President, CFO and COO were reduced to half pay for an undetermined period of time.

Beginning October 1, 2009, SPI has an employment agreement with its Chief Executive Officer (“CEO”), with a base salary of $220,000 annually. For the first 90 days of employment or until the Company completes its spin off, the CEO will accrue monthly payroll. Payment for all accrued amounts shall be made upon completion of spin-off in either company stock or cash at the option of the CEO. Additionally, the CEO will receive options to purchase 200,000 shares of Solar Energy at an exercise price of $0.34 per share. The options will vest according to performance metrics which are yet to be determined. Additionally, the CEO will have the option to roll the Solar Energy options into a pro-rata share of SPI’s stock options immediately after a spin off of SPI.

11.	Related Party Transactions

As of January 31, 2010 the Company has obligations to related parties for loans and related services totaling $139,241 of which $103,222 was due December 31, 2009, but payment was deferred until a later date pending a capital raise, and accruing interest at 12% per annum.

In October, 2009 the Company received $125,000 as a deposit from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company at $.30 per share depending on future events.

12.	Subsequent Events

The Company has evaluated subsequent events through March 17, 2010 and has the following subsequent events to report, as referred to the “Going Concern” section:

In March, 2010 the Company signed a 3-year lease agreement, with option to purchase, with the Williamsburg County Development Corporation for the use of a building in Kingstree, SC.  Approximately 6,000 sq. ft. of the building will be used for technical and dealer training of solar applicants.  The remaining 230,000 sq. ft. of building space will be used as a distribution and light manufacturing facility.  The annual lease rate for the building is $5.00 per year.  If the Company creates 200 or more permanent jobs as a result of its activities in South Carolina, it will be able to purchase the building for $1.00 at the end of the 3-year lease term.

In February, 2010,.Solar Energy and the Industrial Technology Research Institute (ITRI) Taiwan announced a broad business and technical collaboration agreement to build, integrate, test and commercialize a series of new solar products and solutions.

On March 10, 2010, the Company completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company issued a total of 3,055,558 shares of common stock, $0.001 par value per share (the “Shares”) and warrants to purchase 3,055,558 shares of common stock (the “Warrants”) at an exercise price of $0.25 per share.  The Warrants are exercisable on a cash or cashless basis for three years.  The investors received, among other rights, full ratchet anti-dilution rights for lower priced issuances of securities.  The total gross proceeds the Company received from this Offering were $550,000.  The Shares and the Warrants were issued in accordance with Rule 506 under Regulation D and, as a result, may only be resold in accordance with Rule 144, which provides a minimum holding period of six months.

In addition, the Company compensated Sandgrain Securities Inc., as placement agent (the “Placement Agent”), for assisting in the sale of Units by paying them commissions in the amount of $57,000 and issuing the Placement Agent 244,445 Shares and Warrants to purchase 244,445 shares of the Company’s common stock.

In March 2010, the Company announced today it has initiated the first class of its solar technical school located in Jacksonville, Florida. The new school is funded by stimulus dollars provided to the Company by collaborating public partners. The specialized vocational courses offered at the Company's technical school are the core element of the Company's Renew the Nation initiative. Renew the Nation is a nationwide effort to restore the U.S. economy through the market adoption of solar at the state and local level. The classes will target members of the construction industry and related trades affected by the economic downturn in an effort to re-train and re-deploy their workforce into the solar industry. The eight week long class will provide attendees with the tools and the technical knowledge to become certified solar technicians.

In March 2010,  Solar Energy, entered into a strategic supply agreement with AET (Alternate Energy Technologies, LLC), a U.S. manufacturer of residential and commercial solar water heating systems.   Solar Energy will begin distributing AET's Eagle Sun™ and Morningstar™ product lines. Established in 1975, AET is a manufacturer of flat plate solar thermal collectors in the U.S... March 1, 2010, Michael Dodak was appointed as President of the "Company"). Mr. Dodak does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Except as disclosed herein, Mr. Dodak has not entered into a transaction, nor is there any proposed transaction, between Mr. Dodak and the Company in which Mr. Dodak has received direct or indirect compensation in excess of $120,000. There is no material plan, contract or arrangement between the Company and Mr. Dodak nor has any agreement been amended or any grant or award been triggered as a result of Mr. Dodak accepting this position. However, the Company and Mr. Dodak have amended Mr. Dodak's employment agreement to provide that he will receive $7,500 per month in compensation.

Item 2. Management Discussion and Analysis of Financial Condition or Plan of Operation

This discussion should be read in conjunction with our consolidated financial statements included in this Report on Form 10-Q and the notes thereto, as well as the other sections of this Report on Form 10-Q, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report. Our actual results may differ materially.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated approximately $1,273,506 in revenues from operations for the quarter ended January 31, 2010.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. that are in many cases out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. The Project Services Group (PSG) is a developer and manager of municipal and commercial scale solar projects. The SolarEos Group is dedicated to the education and continuous improvement of solar energy trade professionals. The Integrated Supply Group (ISG) is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.

Solar Energy also owns SolarEnergy.com, a domain name and digital property committed to driving consumer traffic to us, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Through its diversified portfolio of solar businesses, Solar Energy is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy.com.

The following table sets forth our statements of operations data for the three and six months ended January 31, 2010, and January 31, 2009.

Summary Income Statement

	For the Three Months Ending Jan 31, 2010	For the Three Months Ending Jan 31, 2010	For the Six Months Ending Jan 31, 2010	For the Six Months Ending Jan 31, 2009

Revenues, net	$1,273,506	$521,223	$2,285,456	$761,338
Gross profit (loss)	299,386	78,212	560,920	245,689
Selling, general and administrative expenses	1,286,618	660,683	2,494,996	1,689,872

Total operating expenses	1,286,618	660,683	2,494,996	1,689,872
Loss from operations	(987,232)	582,471	(1,934,076)	(1,444,183	) )
Other Income (Expense)	(17,515)	(71,861)	(63,967)	(79,133)
Loss from operations before income taxes	(1,004,747)	(654,332)	(1,998,043)	(1,523,316	) )
Income tax provision	-	-	-	-
Net loss	(1,004,747)	(654,332)	(1,998,0430)	(1,523,316)
Loss attributable to Noncontrolling Interest	79,955		79,955
Loss attributable to Solar Energy Initiatives, Inc.	$(924,792)	$(654,332)	$(1,918,088)	$(1,523,316)

THREE MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009

Results of Operations

For the three months ended January 31, 2010, we generated $1,273,506  in revenues from operations and we incurred a loss of $924,797 attributable to Solar Energy Initiatives, Inc , of which $ 321,608 was non-cash stock compensation including $6,040 attributable to the controlling interest in Solar Park Initiatives.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of January 31, 2010, we had $152,966 in cash, and negative working capital of $(592,270).
Revenues

For the three months ended January 31, 2010, we had revenues of $1,273,506. compared to $521,223 for the three months ended January 31, 2009.  Revenues for the three months ended January 31, 2010 reflect dealer training, a municipality project and sales of solar energy systems and equipment.  For the three months ended January 31, 2009 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

 For the three months ended January 31, 2010 our Cost of Goods Sold were $974,120 compared to $443,011for the three months ended January 31, 2009, resulting in a gross profit from operations of $299,386 (23.5%) compared to $78,212 (15%), respectively.   The increase is a result of increased sales.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended January 31, 2010 were $1,286,618 compared with $660,683 for the same period ending January 31, 2009.    Major changes in S, G & A expenses were;

●	Salaries and wages increased from $380,427 in 2010 compared to $168,333 in 2009 primarily related to additions in staff.
●	Travel and entertainment increased in to $55,421 in 2010 compared with $21,782 in 2009 primarily related to International procurement related activities
●	Legal, accounting and professional costs were $157,512 in 2010 compared with $38,088 in 2009 primarily related to financing activities, and general corporate matters.
●	Cash and stock based consulting and director’s costs increased to $727,255 in 2010 from $310,479 in 2009 resulting primarily of outside consulting firms compensated in stock.

Research & development

For the three months ended January 31, 2010, and for the three months ended January 31, 2009, we did not record research and development expenses.

Other income (expense)

For the three months ended January 31, 2010 interest expense was $15,367, due to interest related to, loans from shareholders, and note interest, compared with $71,861 for the same period ending January 31, 2009.  Other expense for the three months ended January 31, 2010 were $2,148 compared to $0.0.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $924,792 for the three months ended January 31, 2010 compared with $654,332 for the period ending January 31, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from noncontrolling interest in Solar Park Initiatives, Inc was 79,955 for the three months ended January 31, 2010 and $0.0 for the period ending January 31, 2009.

SIX MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009
Results of Operations

For the six months ended January 31, 2010, we generated $2,285,456 in revenues from operations and we incurred a loss of $1,918,088 attributable to Solar Energy Initiatives, Inc , of which $ 727,255 was non-cash stock compensation including $6,040 attributable to the controlling interest in Solar Park Indicatives.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of January 31, 2010, we had $152.966 in cash, and negative working capital of $(592,270)

Revenues

For the six months ended January 31, 2010, we had revenues of $2,285,456 compared to $761,338 for the six months ended January 31, 2009.  Revenues for this quarter reflect dealer training, a municipality project and sales of solar systems and equipment.

Cost of sales and gross profit

For the six months ended January 31, 2010 our Cost of Goods Sold were $1,724,536 compared to $515,649, resulting in a gross profit from operations of $560,920 (24.5%) compared to $245,689 (32.3%) for the period ending January 31, 2009.

Selling, general and administrative

Selling, general and administrative expenses for the six months ended January 31, 2010 were $2,494,996 compared with $1,689,872 for the same period ending January 31, 2009.    Major changes in S, G & A expenses were;

●	Salaries and wages increased from $665,240 in 2010 compared to $262,254 in 2009 primarily related to additions in staff.
●	Travel and entertainment increased in to $130,866 in 2010 compared with $42,291 in 2009 primarily related to International procurement related activities
●	Legal, accounting and professional costs were $193,016 in 2010 compared with $171,688 in 2009 primarily related to financing activities, and general corporate matters.
●	Cash and stock based consulting and director’s costs increased to $727,255 in 2010 from $330,996 in 2009 resulting primarily of outside consulting firms compensated in stock.

Research & development

For the three months ended January 31, 2010, and for the three months ended January 31, 2009, we did not record research and development expenses.

Other income (expense)

For the six months ended January 31, 2010 interest expense was $61,819, due to interest related to, loans from shareholders, and note interest, compared with $79,776 for the same period ending January 31, 2009.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $1,918,088 for the six months ended January 31, 2010 compared with $1,523,316 for the period ending January 31, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from noncontrolling interest in Solar Park Initiatives, Inc was 79,955 for the six months ended January 31, 2010 and $0.0 for the period ending January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2010, we had cash of $152,966 and working capital deficit of ($592,270), compared with $39,309 in cash and working capital, of ($1,115,468) as of January 31, 2009.  During the quarter ended January 31, 2010, we funded our operations from beginning to generate revenues and private sales of equity securities.  For the same period in 2009, we funded our operations from private sales of equity securities, and beginning to generate revenues.

For the six months ended January 31, 2010 we used $1,621,005 of cash in operations compared to $296,737 for the six months ended January 31, 2009.  Investing activities used $4,030 of cash during the six months ended January 31, 2010 for equipment purchases, and $155,609 during the same 2009 period primarily for the purchase of the domain name.   Financing activities for the six months ended January 31, 2010 provided $772,373 primarily from private placement proceeds compared to $325,000 during the six months ending January 31, 2009.

The cost of our photovoltaic and solar thermal products can be potentially influenced by availability of raw materials and supply and demand imbalances. We are uncertain of the extent to which these factors will affect our working capital in the near future. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

As we continue to of developing our business, or we will be required to raise additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.   We have raised $500,000 since the January 31, 2010 period end and may require approximately $500,000 of additional capital funding to allow us to continue the execution of our business plan through July 31, 2010.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.  Management has put into place cost control actions that will be continually evaluated and adjusted as the business matures to self sustaining operations.

As of now there exists an imbalance between supply of solar panels (which is high) and demand which is low. This has led to a significant reduction in the selling price for solar panels over the past year.  We expect that additional supply of solar panels from various manufacturers will be available and the trend of reduced prices to continue.  While this bodes well for the overall economics of the sale of solar to potential customers, increased competition and the reduction in revenue per project or less gross margin on each panel sold could cause our business plan cash flow projections to be understated necessitating additional capital.

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

Significant Capital Expenditures

During the six months ended January 31, 2010, we acquired approximately $4,030 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In December 2009, the Company filed for arbitration against David Smith regarding potential violations of his website purchase agreement and consulting agreement.

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

We generated revenue of $1,273,506 for the quarter ended January 31, 2010.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended January 31, 2010 and July 31, 2009, we have incurred a cumulative net loss of $7,029,099, and $5,111,011 respectively from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

We will require additional equity and/or debt financing to pursue our growth strategy. Given our limited operating history existing losses, and a difficult financial market, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock.

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

Our success is heavily dependent on the continued active participation of our current directors and officers. Loss of the services of our directors and officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.  Finally, we need to identify and engage independent directors to join the board and serve on the Audit Committee, including one that qualifies as an “accounting expert” to meet the public company listing qualifications of Sarbanes-Oxley, section 301.  The Company is currently searching for additional directors, including an accounting expert, which is required to be listed on the National Association of Securities Dealers Automated Quotations (NASDAQ) exchange or other primary stock exchange.

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

During 2009, the capacity to produce solar modules continued, primarily from China, which in the face of the most severe, world-wide, economic downturn in nearly a century significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

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

•	construction cost overruns, including those associated with the introduction of new products;
•	incentives play a major role in the buying/decision making process for our potential customers, significant changes in regulation or incentives may adversely affect our business;
•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
•	unplanned additional expenses such as manufacturing failures, defects or downtime;
•	acquisition and investment related costs;
•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
•	unpredictable sales cycle time lines inherent with new solutions and products;
•	geopolitical turmoil within any of the countries in which we operate or sell products;
•	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;
•	the effect of currency hedging activities;
•	our ability to establish and expand customer relationships;
•	changes in our manufacturing costs;
•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;
•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
•	our ability to successfully procure and sell new or enhanced solar power products in a timely manner;
•	the timing of new product or technology affiliations or agreements by our competitors and other developments in the competitive environment;
•	the willingness of solar panel suppliers to continue product sales to us;
•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
•	labor shortages, expertise shortages, shipping and other factors causing business delays.

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

Problems with product quality or product performance of the products we distribute could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

The solar products we purchase are complex and must meet stringent quality requirements. Products this complex may contain undetected errors or defects, especially when first introduced. For example, solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to, or may cause us to request that suppliers incur significant re-engineering costs, divert the attention of our personnel from product selling efforts and significantly affect our customer relations and business reputation. If we deliver solar panels with errors or defects, or if there is a perception that such solar panels contain errors or defects, our credibility and the market acceptance and sales of its solar power systems could be harmed.

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

We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

	problems assimilating the purchased technologies, products or business operations;
	problems maintaining uniform standards, procedures, controls and policies;
	problems arising from non-performance of acquired entities or assets;
	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;

	unanticipated costs associated with an acquisition;
	diversion of management's attention from our core business;
	adverse effects on existing business relationships with suppliers and customers;
	risks associated with entering new markets in which we have no or limited prior experience;
	potential loss of key employees of acquired businesses; and
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

. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

The United States and countries worldwide have recently experienced a period of declining economies and unprecedented turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If an economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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

Because each of our executive officers may voluntarily terminate his employment with us at any time on at least 30 days prior written notice to us, we cannot be sure if any of them will maintain their position with us for the foreseeable future.

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

The existence of authorized but unissued and unreserved shares may enable the Board of Directors to issue shares to persons friendly to current management which would render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, and merger or otherwise and thereby protect the continuity of our management.

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

In January 2010 the Company issued 100,000 shares as commission valued at $22,000 and the entire amount expensed as commission expense for the period ending January 31, 2010.

In January 2010 the Company issued 25,000 shares as employee incentives valued at $11,000 and the entire amount expensed in the period ending January 31, 2010.

In January 2010 the Company issued 6,464 shares as compensation valued at $2,308 and the entire amount expensed to salaries for the period ending January 31, 2010.

In January 2010 the Company issued 4,000 shares to four dealers valued at $1,400 and the entire amount expensed for the period ending January 31, 2010.

On March 10, 2010, the Company completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company issued a total of 3,055,558 shares of common stock, $0.001 par value per share (the “Shares”) and warrants to purchase 3,055,558 shares of common stock (the “Warrants”) at an exercise price of $0.25 per share.  The Warrants are exercisable on a cash or cashless basis for three years.  The investors received, among other rights, full ratchet anti-dilution rights for lower priced issuances of securities.  The total gross proceeds the Company received from this Offering were $550,000.  The Shares and the Warrants were issued in accordance with Rule 506 under Regulation D and, as a result, may only be resold in accordance with Rule 144, which provides a minimum holding period of six months.

In addition, the Company compensated Sandgrain Securities Inc., as placement agent (the “Placement Agent”), for assisting in the sale of Units by paying them commissions in the amount of $57,000 and issuing the Placement Agent 244,445 Shares and Warrants to purchase 244,445 shares of the Company’s common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors (10)
4.6	Form of Securities Purchase Agreement (11)
4.7	Form of Common Stock Purchase Warrant (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(7) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on August 27, 2008.

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 22, 2009.

(11) Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.

Dated: March 17, 2010	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2010	By:	/s/ Gregory Bakeman
Gregory Bakeman
Chief Financial Officer
(Principal Financial and Accounting Officer)