Form 10-Q
period 2010-04-30
Solar Energy Initiatives, Inc.
filed 2010-06-17
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
49 Front Street, Suite #206
Rockville Centre, New York 11570
516-833-5034 (Phone)
516-977-1209 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  [X]  No [ ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  [X ]   No [ ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of June 11, 2010 the Company had 33,110,437 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended April 30, 2010

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2009
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$252,361	$1,005,628
Accounts receivable	469,081	22,190
Other receivables	48,400	168,932
Inventory	1,460,071	226,412
Prepaid expenses and other current assets	131,435	3,289
Total current assets	2,361,348	1,426,451

Fixed assets, net	29,451	27,945
Assets held for sale, net	1,340,000	1,650,000
Deposits	11,656	12,748
Total assets	$3,742,455	$3,117,144

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,191,984	$718,011
Commissions payable	10,305	76,178
Due to related parties	283,339	188,391
Accrued expenses	290,675	132,021
Deferred revenue	47,085	52,197
Note payable	400,000	400,000
Total current liabilities	3,223,388	1,566,798

Stockholders' equity
Common stock, $0.001 par; 100,000,000 authorized
31,476,315 and 22,626,567 issued and outstanding,
respectively	31,158	22,627
Paid-in capital	9,833,118	7,104,896
Common stock payable	315	-
Deferred compensation	(345,888)	(446,166)
Common stock subscription	(20,000)	(20,000)
Accumulated deficit	(8,842,643)	(5,111,011)
Total Solar Energy Initiative Inc shareholder's equity	656,060	1,550,346
Non-controlling interest	(136,993)
Total stockholders' equity	519,067	1,550,346
Total liabilities and stockholders' equity	$3,742,455	$3,117,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended April 30,	For the Three Months Ended April 30,	For the Nine Months Ended April 30,	For the Nine Months Ended April 30,
	2010	2009	2010	2009

Revenues, net	$732,199	$463,570	$3,017,656	$1,224,908
Cost of sales	600,978	267,409	2,325,515	783,058
Gross profit	131,221	196,161	692,141	441,850

Operating expenses
Selling, general and administrative	1,631,219	784,730	4,126,215	2,474,602
Total operating expenses	1,631,219	784,730	4,126,215	2,474,602

Loss from operations	(1,499,998)	(588,569)	(3,434,074)	(2,032,752)

Other income (expense)	-	-	-	643
Other income (expense)	(431,310)	(3,059)	(433,458)	(3,059)
Interest expense	(48,225)	(102,075)	(110,044)	(181,851)
Total other income (expense)	(479,535)	(105,134)	(543,502)	(184,267)

Loss before provision for income taxes	(1,979,533)	(693,703)	(3,977,576)	(2,217,019)
Provision for income taxes	-	-	-	-
Net loss	(1,979,533)	(693,703)	(3,977,576)	(2,217,019)

Loss attributable to non-controlling Interest	165,990	-	245,944	-
Loss attributable to Solar Energy Initiatives, Inc.	$(1,813,543)	$(693,703)	$(3,731,632)	$(2,217,019)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.07)	$(0.05)	$(0.15)	$(0.16)

Weighted average shares outstanding – basic and diluted	28,633,156	14,511,266	25,838,174	13,915,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Common	Common		Non-	Total
	Common Stock		Paid-in	Deferred	Stock	Stock	Accumulated	Controlling	Stockholders
	Shares	Amount	Capital	Comp	Payable	Subscription	Deficit	Interest	Equity

Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)	$-	$(20,000)	$(5,111,011)	$-	$1,550,346

Shares issued for consulting	1,300,000	1,300	516,200	(498,000)	-	-	-	-	19,500

Shares issued for warrant call	2,038,500	2,039	772,566	-	-	-	-	-	774,605

Shares issued for payment of services	43,125	28	14,507	-	15	-	-	-	14,550

Shares issued for dealer incentives	13,000	13	4,537	-	-	-	-	-	4,550

Shares issued for employee incentives	36,464	36	15,021	-	-	-	-	-	15,057

Shares issued for loan fees	250,000	250	70,750	-	-	-	-	-	71,000

Shares issued for employee compensation	968,656	969	229,346	-	-	-	-	-	230,315

Amortization of deferred compensation expense	-	-	-	598,278	-	-	-	-	598,278

Shares issued for private placement, net of offering costs	4,200,003	3,896	610,756	-	300	-	-	-	614,952

Options granted by subsidiary	-	-	297,450	-	-	-	-	-	297,450

Acquisition and ownership changes in subsidiary	-	-	197,089	-	-	-	-	108,951	306,040

Net loss	-	-	-	-	-	-	(3,731,632)	(245,944)	(3,977,576)

Balances, April 30, 2010 (unaudited)	31,476,315	$31,158	$9,833,118	$(345,888)	$315	$(20,000)	$(8,842,643)	$(136,993)	$519,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended April 30, 2010	For the Nine Months Ended April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,977,576)	(2,217,019)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,502	2,886
Stock based compensation	882,250	1,359,584
Convertible Debenture Amortization	-	98,246
Impairment of intangible assets	310,000	-
Subsidiary stock based compensation	303,491	-
Stock issued for loan fees	71,000	-
Changes in operating assets and liabilities:
Accounts receivable	(446,891)	(27,651)
Other receivables	120,532	-
Inventory	(1,233,659)	(51,517)
Prepaid expenses and other current assets	(128,146)	506
Other assets	1,092	(12,748)
Accounts payable	1,473,973	525,925
Accrued expenses	92,781	(29,414)
Deferred revenue	(5,112)	-
Due to related party	94,948	52,042
Net cash used by operating activities	(2,434,816)	(299,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in convertible debenture-related party
Purchase of fixed assets	(8,008)	(20,610)
Acquisition of domain name	-	(135,000)
Net cash used by investing activities	(8,008)	(155,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from converrtible debenture	-	325,000
Net proceeds from private placements	614,952	180,001
Proceeds from related parties	-	145,000
Proceeds from warrant call	774,605	-
Proceeds from subsidiary stock sales	300,000	-
Principal payments on notes payable	-	(280,000)
Net cash provided by financing activities	1,689,557	370,001

Net increase (decrease) in cash and cash equivalents	(753,267)	(84,768)

Cash and cash equivalents at beginning of year	1,005,628	366,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,361	$281,887

SUPPLEMENTAL DISCLOSURES

Cash operating activities:
Interest paid	$15,310	$154,851
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$517,500	$469,625
Acquisition of domain name
Notes payable assumed	$-	$840,000
Stock issued	-	650,000
Total non-cash consideration	-	1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	-	160,000
	$-	$1,650,000

Shares cancelled related to subscription	$-	$(40,000)
Discounts from warrants and beneficial conversion feature	-	196,493
Shares payable for services	$15	$-
Common stock issued for loan fees	$71,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Condensed Consolidated Financial Statements
April 30, 2010
(UNAUDITED)

1.	Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which included the World Wide Web domain name  www.solarenergy.com , and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to development large utility-scale solar projects.  Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and Solar Park Initiatives, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives also owns SolarEnergy.com, on the internet which is a digital property committed to driving consumer traffic, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. With over 3MW’s of capacity installed and continued current projects being installed by the Company SNRY-Power believes it has been able to consistently grow the business.  The Solar-EOS business unit is dedicated to the education and continuous improvement of solar energy trade professionals. Solar-EOS has expanded its operations and training facilities to include internet training and webinars, along with expanded training facilities in South Carolina.  Working with the County of  Williamsburg and the State of South Carolina, Solar-EOS has been able to significantly increase its training and education abilities.  There has been added significant training facilitators and management to improve the professional tradesmen. The SNRY-Solar business unit is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.  The Company recently improved its ability to manage and increase its dealer network through hiring professional operating management within this network of dealers.  The Company has added new system management, again to improve its ability for the network of dealers.

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

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  Currently the Company has found a very good working business model, working with many states and counties and banks that understand how to make the solar projects successful.  The executive management has currently been focusing on this working business model to improve profit margins, identify viable and bankable projects of significant size, and to install using all efforts towards those financially viable projects. We have obtained the expertise, and continue to seek the necessary capital to further develop our plan and focus on this improved business model.  The management has found the necessary expertise focusing on these strategies, however if we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

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

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. for the years ended July 31, 2009 and 2008 appearing in the Company’s Form 10-K. The April 30, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiatives, Inc. and its wholly owned subsidiary Solar Energy, Inc. and controlled interest Solar Park Initiatives, Inc.    All significant intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   There were no accounts receivable presented net of the allowance for doubtful accounts.  Management believes there were no uncollectible amounts as of April 30, 2010 therefore an allowance for doubtful accounts is not recorded as of the respective quarter end dates.

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

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of April 30, 2010 inventory was $1,460,071.  Inventory was acquired during the most recent quarters; therefore management believes there is no impairment.

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

Domain Name

The domain name is determined to have an indefinite useful life, is not amortized, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the domain name might be impaired. The impairment test for indefinite-lived domain name consists of a comparison of their fair value with the carrying amount.  During the current period the domain name is being held for sale in the amount of $1,340,000.  Therefore, based on the proposed selling value the company impaired the carrying amount to approximate fair value by $310,000, during the current period ending April 30, 2010.

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

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and non-authoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of April 30, 2010, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of April 30, 2010, SFAS No. 166 has not been added to the Codification.

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

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the second quarter of 2009.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in February 2009.

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

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of April 30, 2010 inventory was $1,460,071.  Inventory was acquired during the most recent quarters, therefore there is no impairment.

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

Common Stock

The authorized capital includes 100,000,000 shares of common stock, $0.001 par value per share. There are 31,476,315 shares of common stock issued and 31,163,315 outstanding as of April 30, 2010.

On April 2, 2009 the Company issued 200,000 shares of common stock to five groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company records all stock issuances for forward payment of future services as deferred compensation; a total of $73,333 has been amortized of which $60,000 was during the nine months ended April 30, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, and a total of $69,677 has been amortized, of which $57,000 was during the nine months ended April 30, 2010.

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, and a total of $30,000 of which $10,000 was during the nine months ending April 30, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, and a total of $86,667 has been amortized, of which $78,000 was during the nine months ended April 30, 2010.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, and a total of $110,833 has been amortized, of which $105,000 was during the nine months ended April 30, 2010.

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $48,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized during the nine months ended April 30, 2010.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $40,000 has been amortized for the nine months ended April 30, 2010.

In September 2009 122,222 shares valued at $47,666 were issued in lieu of payroll, and the full value recorded as salaries.

In September 2009 50,000 shares valued at $19,500 were issued for consulting fees to Michael Dodak in lieu of cash payment per his consulting agreement, and the full value recorded as consulting expense.

In September 2009 100,000 shares valued at $39,000 were issued for a loan to the Company from two related parties.  The entire amount was expensed and recorded as interest expense

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $31,111 has been amortized, for the period ended April 30, 2010.

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending April 30, 2010.

In October 2009 5,000 shares valued at $1,750 were issued as employee incentives, and the full value expensed.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which $17,500 has been amortized, for the nine months ended April 30, 2010.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of twelve months, valued at $260,000. The Company recorded the stock issuance as deferred compensation, of which $151,666 has been amortized for the nine months ended April 30, 2010.

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

In January 2010 the Company issued 100,000 shares as commission valued at $22,000 and the entire amount expensed as commission expense for the period ending April 30, 2010.

In January 2010 the Company issued 25,000 shares as employee incentives valued at $11,000 and the entire amount expensed in the period ending April 30, 2010.

In January 2010 the Company issued 6,464 shares as compensation valued at $2,308 and the entire amount expensed to salaries for the period ending April 30, 2010.

In January 2010 the Company issued 4,000 shares to four dealers valued at $1,400 and the entire amount expensed for the period ending April 30, 2010.

Issuances in Current Quarter:

In March 2010 the Company issued 150,000 shares as loan fees to related parties valued at $32,000 and the entire amount expensed to interest expense for the period ending April 30, 2010.

In March 2010 the Company issued 746,434 shares as compensation valued at $160,648 and the entire amount expensed to salaries for the period ending April 30, 2010.

From March 10, 2010 through April 26, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,888,892 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,888,892 shares of common stock with an exercise price of $0.25 per share for aggregate net proceeds of $614,952 on the following dates:

•	On March 10, 2010, the Company issued a total of 3,055,558 Shares and Warrants to purchase 3,055,558 shares of common stock for total gross proceeds of $550,000.

•	On March 18, 2010, the Company issued a total of 277,778 Shares and Warrants to purchase 277,778 shares of common stock for total gross proceeds of $50,000.

•	On April 26, 2010, the Company issued a total of 555,556 Shares and Warrants to purchase 555,556 shares of common stock for total gross proceeds of $100,000.

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

In addition, the Company compensated two groups for assisting in the sale of Units by paying them commissions in the aggregate amount of $72,000 and issuing 326,111 Shares and Warrants to purchase 326,111 shares of the Company’s common stock.

The securities were offered and sold in connection with this Offering in reliance upon Section 4(2) of the Securities Act of 1933 or Regulation D promulgated there under. Each investor represented that they were acquiring the securities for investment only and not with a view toward resale or distribution. Neither we nor anyone acting on our behalf offered or sold these Units by any form of general solicitation or general advertising.

Private Placement Warrants

As of April 30, 2010, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, 1,536,667 and 4,215,003 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12
4,215,003	$0.25	March-2013

9.	Controlling Interest

On September 25, 2009 the Company formed Solar Park Initiatives Inc, at that time a wholly owned subsidiary. In October 2009, the Company announced that it was planning to spin-off SPI, to its shareholders of record as of October 15, 2009, and that it hired Mr. Michael Gorton as the CEO of the new company.  The Company’s shareholders of record, as of October 15, 2009, were to receive one common share of SPI stock for every two common shares of the Company owned.    The distribution of such shares was contingent upon SPI making the required filings with the Securities and Exchange Commission.  The Company is currently evaluating other options with respect to the proposed spin off of SPI.  The tax implications for shareholders of the company are uncertain at this time.

In November 2009 SPI issued a total of 30,263,104 shares of common stock, of which 9,550,539 shares were issued to officers, employees and board members for services valued at $6,040.   20,712,565 shares were issued to Solar Energy Initiatives, Inc. for services and cash of the initial share issuance by SPI, which has been eliminated upon consolidation.

During the period ended April 30, 2010, SPI closed a private placement for the sale of 760,608 units at $0.40 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $1.20.  In December 2009, 395,304 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an on going reverse merger SPI forward split shares of common stock on a [ 1 ]:[ 1.5812 ]  and increased all shareholders on a pro-rata basis.  SPI also granted 1,550,984 stock options excercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a  2.5 year life, was $297,450.

As of April 30, 2010 the Company retains ownership of 66% as the controlling interest in SPI, as reflected in our financials.   In addition, the Company is negotiating the spin-off of SPI during June 2010.

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

For the remaining three months of fiscal year ending July 31, 2010	$29,809

Fiscal year ending July 31, 2011	106,728

Thereafter	87,288
Total	$223,825

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

Rent expense for the three and nine months ending April 30, 2010 was $33,024 and $98,720 compared to $19,975 and $51,471 for the three and nine months ending April 30, 2009.

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

The Company entered into a five year employment agreement with Brad Holt as CEO. The terms of the contract included an initial salary of $120,000 until specific performance measures were met, at which time the salary is to be increased to $220,000.  On March 1, 2008 the salary was increased to the $220,000.  In December, 2008 Brad Holt resigned as CEO.  The Company entered into a consulting agreement with Mr. Holt for a period of four years. As terms of the settlement, Holt received $20,000 in back compensation, and all his current shares are unrestricted, held in attorney escrow, and subject to a 50,000 share per month “leak out” provision.

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

In August 2009, Mr. Dodak and the Company amended  the agreement whereby Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month.  Upon stepping down as COO of the Company, his compensation will revert to the $10,000 per month.
Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.
 On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $200,000 per year

The Company entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

The Company entered into a four year employment agreement with Gregory N. Bakeman as President and CFO. The terms of the contract include an initial salary $160,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early.

 In January, 2010, Mr. Bakeman’s salary was reduced to $180,000 per year.  On March 25, 2010, Gregory Bakeman resigned as the Chief Financial Officer of Solar Energy Initiatives, Inc. (the “Company”) to pursue other business interests and terminating his agreement.  Mr. Bakeman will continue to serve the Company as a consultant on an as needed basis.  Michael Dodak, the President of the Company, will serve as the Interim Chief Financial Officer.

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

Beginning October 1, 2009, SPI entered into an employment agreement with its Chief Executive Officer (“CEO”), with a base salary of $220,000 annually. For the first 90 days of employment or until the Company completes its spin off, the CEO will accrue monthly payroll. Payment for all accrued amounts shall be made upon completion of spin-off in either company stock or cash at the option of the CEO. Additionally, the CEO will receive options to purchase 200,000 shares of Solar Energy at an exercise price of $0.34 per share. The options will vest according to performance metrics which are yet to be determined. Additionally, the CEO will have the option to roll the Solar Energy options into a pro-rata share of SPI’s stock options immediately after a spin off of SPI.

On March 1, 2010, Michael Dodak was appointed as President, and as of March 25, 2010 Interim Chief Financial Officer of the Company.  Mr. Dodak does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  Except as disclosed herein, Mr. Dodak has not entered into a transaction, nor is there any proposed transaction, between Mr. Dodak and the Company in which Mr. Dodak has received direct or indirect compensation in excess of $120,000.  There is no material plan, contract or arrangement between the Company and Mr. Dodak nor has any agreement been amended or any grant or award been triggered as a result of Mr. Dodak accepting this position.  However, the Company and Mr. Dodak have amended Mr. Dodak’s employment agreement to provide that he will receive $7,500 per month in compensation.

11.	Related Party Transactions

As of April 30, 2010 the Company has obligations to related parties for loans, accrued interest and related services totaling $283,339 of which $103,222 was due December 31, 2009, but payment was deferred until a later date pending close of the capital raise, and accruing interest at 12% per annum.

In October, 2009 the Company received $125,000 as a deposit from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company at $.30 per share depending on future events.  The funds have been returned to the shareholder as of April 30, 2010

12.	Subsequent Events

The Company has evaluated subsequent events through June 16, 2010 and has the following subsequent events to report, as referred to the “Going Concern” section:

In May, 2010 the Company has decided to spinoff their interest of Solar Park Initiatives, Inc.  The purchaser has offered 17,000,000 shares, of the company as consideration.

On May 3, 2010, Mark I. Lev was appointed as a director of Solar Energy Initiatives, Inc. (the "Company").  Mr. Lev does not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.  Except as disclosed herein, Mr. Lev has not entered into a transaction, nor is there any proposed transaction, between Mr. Lev and the Company in which Mr. Lev has received direct or indirect compensation in excess of $120,000. From March 10, 2010 through April 26, 2010 the Company completed a private equity offering (the “Offering”) between the Company and various accredited investors for aggregate proceeds of $700,000.  The Company compensated Sandgrain Securities Inc. (“SandGrain”), as placement agent of the Offering by paying them commissions in the aggregate amount of $72,000 and issuing them 311,111 shares of common stock and warrants to purchase 311,111 shares of common stock.  Mr. Lev is a registered broker through SandGrain and renders all of his money management, brokerage and investment banking related activities through SandGrain.  There is no material plan, contract or arrangement between the Company and Mr. Lev nor has any agreement been amended or any grant or award been triggered as a result of Mr. Lev accepting this position.

In May, 2010 the Company hired key executive management as follows:
Ellen Reed as President of Solar EOS
Eric Johnson, President of SNRY Solar
Kevin  Cassell as VP of Sales & Marketing of SNRY Power

In May 2010 the Company has approved issuance of 500,000 shares of stock for compensating a consulting group for two years of services.

In May 2010 the Company approved the issuance of 100,000 shares for compensating independent members of the Board

In May 2010 the Company approved the issuance of 18,000 shares for compensating a group for legal services.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated approximately $732,200 in revenues from operations for the quarter ended April 30, 2010.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. With over 3MW’s of capacity installed and continued current projects being installed by the Company we believe SNRY-Power has been able to consistently grow the business.  The Solar-EOS business unit is dedicated to the education and continuous improvement of solar energy trade professionals. Solar-EOS has expanded its operations and training facilities to include internet training and webinars, along with expanded training facilities in South Carolina.  Working with the County of Williamsburg and the State of South Carolina, Solar-EOS has been able to significantly increase its training and education abilities.  There has been added significant training facilitators and management to improve the professional tradesmen. The SNRY-Solar business unit is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.  The Company recently improved its ability to manage and increase its dealer network through hiring professional operating management within this network of dealers.  The Company has added new system management, again to improve its ability for the network of dealers.

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

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  Currently the Company has found a very good working business model, working with many states and counties and banks that understand how to make the solar projects successful.  The executive management has currently been focusing on this working business model to improve profit margins, identify viable and bankable projects of significant size, and too install using all efforts towards those financially viable projects. We have obtained the expertise, and continue to seek the necessary capital to further develop our plan and focus on this improved business model.  The management has found the necessary expertise focusing on these strategies, however if we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

The following table sets forth our statements of operations data for the three and nine months ended April 30, 2010, and April 30, 2009.

Summary Income Statement

	For the Three Months Ending Apr 30, 2010	For the Three Months Ending Apr 30, 2009	For the Nine Months Ending Apr 30, 2010	For the Nine Months Ending Apr 30, 2009

Revenues, net	$732,199	$463,570	$3,017,656	$1,224,908
Gross profit (loss)	131,221	196,161	692,141	441,850
Selling, general and administrative expenses	1,631,219	784,730	4,126,215	2,474,602

Total operating expenses	1,631,219	784,730	4,126,215	2,474,602
Loss from operations	(1,499,998)	(588,569)	(3,434,074)	(2,032,752	) )
Other Income (Expense)	(479,535)	(105,134)	(543,502)	(184,267)
Loss from operations before income taxes	(1,979,533)	(693,703)	(3,977,576)	(2,217,019	) )
Income tax provision	-	-	-	-
Net loss	(1,979,533)	(693,703)	(3,977,576)	(2,217,019)
Loss attributable to Non-controlling Interest	165,990	-	(245,944)	-
Loss attributable to Solar Energy Initiatives, Inc.	$(1,813,543)	$(693,703)	$(3,731,632)	$(2,217,019)

THREE MONTHS ENDED APRIL 30, 2010 AND APRIL 30, 2009

Results of Operations

For the three months ended April 30, 2010, we generated $732,199  in revenues from operations and we incurred a loss of $1,813,543 attributable to Solar Energy Initiatives, Inc , of which $219,791 was non-cash stock compensation, and $310,000 of impairment to fair value of intangible assets.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of April 30, 2010, we had $252,361 in cash, and negative working capital of $(862,040).

Revenues

For the three months ended April 30, 2010, we had revenues of $732,199 compared to $463,570 for the three months ended April 30, 2009.  Revenues for the three months ended April 30, 2010 reflect dealer training and sales of solar energy systems and equipment.  For the three months ended April 30, 2009 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

 For the three months ended April 30, 2010 our Cost of Goods Sold were $600,978 compared to $267,409 for the three months ended April 30, 2009, resulting in a gross profit from operations of $131,221 (17.9%) compared to $196,161 (42.3%) respectively.   The increase in cost of sales is a result of increased sales of lower margin PV panels during the period compared to prior year and reduced sales of higher margin thermal and solar hot water systems.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended April 30, 2010 were $1,631,219 compared with $784,730 for the same period ending April 30, 2009.    Major changes in S, G & A expenses were;

●	Salaries and wages increased from $507,696 in 2010 compared to $191,081 in 2009 primarily related to additions in staff.
●	Travel and entertainment increased in to $60,260 in 2010 compared with $21,277 in 2009 primarily related to International procurement related activities
●	Cash and stock based consulting and director’s costs reduced to $201,544 in 2010 from $391,588 in 2009 resulting primarily of outside consulting firms compensated in stock.
●	Subsidiary costs of SG&A have increased to $486,212 in 2010 from $0 in 2009 results.

Research & development

For the three months ended April 30, 2010, and for the three months ended April 30, 2009, we did not record research and development expenses.

Other income (expense)

For the three months ended April 30, 2010 interest expense was $48,225, due to interest related to, loans from shareholders, and note interest, compared with $102,075 for the same period ending April 30, 2009.  Other expense for the three months ended April 30, 2010 were $431,310 compared to $3,059.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $1,813,543 for the three months ended April 30, 2010 compared with $693,703 for the period ending April 30, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $165,990 for the three months ended April 30, 2010 and $0 for the period ending April 30, 2009.

NINE MONTHS ENDED APRIL 30, 2010 AND APRIL 30, 2009
Results of Operations

For the nine months ended April 30, 2010, we generated $3,017,656 in revenues from operations and we incurred a loss of $3,731,632 attributable to Solar Energy Initiatives, Inc , of which $990,939 was non-cash stock and $310,000 of impairment to fair value of intangible assets..  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of April 30, 2010, we had $252,361 in cash, and negative working capital of $(862,040)

Revenues

For the nine months ended April 30, 2010, we had revenues of $3,017,656 compared to $1,224,908 for the nine months ended April 30, 2009.  Revenues for this nine month period reflect dealer training, a municipality project and sales of solar systems and equipment.

Cost of sales and gross profit

For the nine months ended April 30, 2010 our Cost of Goods Sold were $2,325,515 compared to $783,058, resulting in a gross profit from operations of $692,141 (22.9%) compared to $441,850 (36.1%) for the period ending April 30, 2009.

Selling, general and administrative

Selling, general and administrative expenses for the nine months ended April 30, 2010 were $4,126,215 compared with $2,474,602 for the same period ending April 30, 2009.    Major changes in S, G & A expenses were;

●	Salaries and wages increased to $1,253,832 in 2010 compared with $479,468 in 2009 primarily related to additions in staff.
●	Travel and entertainment increased in to $206,126 in 2010 compared with $63,569 in 2009 primarily related to International procurement related activities
●	Legal, accounting and professional costs were $414,121 in 2010 compared with $458,554 in 2009 primarily related to financing activities, and general corporate matters.
●	Cash and stock based consulting and director’s costs reduced to $800,377 in 2010 from $1,082,770 in 2009 resulting primarily of outside consulting firms compensated in stock.
●	Subsidiary costs of SG&A have increased to $732,677 in 2010 from $0 in 2009 results.

Research & development

For the nine months ended April 30, 2010, and for the nine months ended April 30, 2009, we did not record research and development expenses.

Other income (expense)

For the nine months ended April 30, 2010 interest expense was $110,044, due to interest related to, loans from shareholders, and note interest, compared with $181,851 for the same period ending April 30, 2009.  Other expense for the nine months ended April 30, 2010 were $433,458 compared to $3,059, for the same period ending April 30, 2009.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $3,731,632 for the nine months ended April 30, 2010 compared with $2,217,019 for the period ending April 30, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $245,944 for the nine months ended April 30, 2010 and $0 for the period ending April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2010, we had cash of $252,361 and working capital deficit of $(862,040), compared with $281,887 in cash and working capital, of ($1,142,624) as of April 30, 2009.  During the quarter ended April 30, 2010, we funded our operations from private sales of equity securities and the revenue generated from operations on a limited basis.  For the same period in 2009, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

For the nine months ended April 30, 2010 we used $2,434,816 of cash in operations compared to $299,160 for the nine months ended April 30, 2009.  Investing activities used $8,008 of cash during the nine months ended April 30, 2010 for equipment purchases, and $155,610 during the same 2009 period primarily for the purchase of the domain name.   Financing activities for the nine months ended April 30, 2010 provided $1,689,557 primarily from private placement  and warrant exercise proceeds compared to $370,001 during the nine months ending April 30, 2009.

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

As we continue to develop our business, we will be required to raise additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.   We have raised $614,952 since the January 31, 2010 period end and may require approximately $500,000 of additional capital funding to allow us to continue the execution of our business plan through July 31, 2010.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.  Management has put into place cost control actions that will be continually evaluated and adjusted as the business matures to self sustaining operations.

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

Since inception, our operations have primarily been funded through private equity financing and convertible debt.  We expect to continue to seek additional funding through private or public equity and debt financing as our business expands, and potentially seek a larger funding round to quickly drive the business forward.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Significant Capital Expenditures

During the nine months ended April 30, 2010, we acquired approximately $8,008 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We generated revenue of $732,199 for the quarter ended April 30, 2010.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended April 30, 2010 and July 31, 2009, we have incurred a cumulative net loss of $8,842,643, and $5,111,011 respectively from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

Any offering of our equity securities in or from the United States must be registered with the SEC or be exempt from registration. If our prior offers and sales were not exempt from registration, it is likely that they would be deemed integrated with future offerings unless we do not offer equity securities for at least nine months. In the event of such integration, we would only be permitted to offer and sell equity securities after we file one or more new registration statements with the SEC and the registration statements have become effective. The registration process is both expensive and can be expected to take at least several months and would substantially hinder our efforts to obtain funds.

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

In January 2010 the Company issued 100,000 shares as commission valued at $22,000 and the entire amount expensed as commission expense for the period ending April 30, 2010.

In January 2010 the Company issued 25,000 shares as employee incentives valued at $11,000 and the entire amount expensed in the period ending April 30, 2010.

In January 2010 the Company issued 6,464 shares as compensation valued at $2,308 and the entire amount expensed to salaries for the period ending April 30, 2010.

In January 2010 the Company issued 4,000 shares to four dealers valued at $1,400 and the entire amount expensed for the period ending April 30, 2010.

In March 2010 the Company issued 150,000 shares as loan fees to related parties valued at $32,000 and the entire amount expensed to interest expense for the period ending April 30, 2010.

In March 2010 the Company issued 746,434 shares as compensation valued at $160,648 and the entire amount expensed to salaries for the period ending April 30, 2010.

From March 10, 2010 through April 26, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,888,892 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,888,892 shares of common stock with an exercise price of $0.25 per share for aggregate net proceeds of $743,902 on the following dates:

•	On March 10, 2010, the Company issued a total of 3,055,558 Shares and Warrants to purchase 3,055,558 shares of common stock for total gross proceeds of $550,000.

•	On March 18, 2010, the Company issued a total of 277,778 Shares and Warrants to purchase 277,778 shares of common stock for total gross proceeds of $50,000.

•	On April 26, 2010, the Company issued a total of 555,556 Shares and Warrants to purchase 555,556 shares of common stock for total gross proceeds of $100,000.

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

In addition, the Company compensated two groups for assisting in the sale of Units by paying them commissions in the aggregate amount of $72,000 and issuing 326,111 Shares and Warrants to purchase 326,111 shares of the Company’s common stock.

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

ITEM 4. REMOVED AND RESERVED

Not applicable

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

SOLAR ENERGY INITIATIVES, INC.

Dated: June 17, 2010	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: June 17, 2010	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

	By:	/s/ J. Everett Airington
J. Everett Airington
Director

	By:	/s/ Mark Lev
Mark Lev
Director