Form 10-K
period 2010-07-31
Solar Energy Initiatives, Inc.
filed 2010-11-15
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

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
Yes  {  }  No {X }

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller Reporting Company  [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2010, the Company had outstanding 41,490,789 shares of its common stock, par value $0.001.

SOLAR ENERGY INITIATIVES, INC.
Form 10-K for the Fiscal Year Ended July 31, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1: BUSINESS

Recent Developments

The Company has completed the necessary funding to facilitate the first phase of a 1 Megawatt (MW) installation of photovoltaic (PV) system for a southeast municipality. We expect the current funding for ½ MW will allow the first phase of the project to be finalized within 120 days. The funds to build the project are coming from ITC grants, a USDA grant, and a local bank.

The Company has also signed three Power Purchase Agreements (PPAs) with the Tennessee Valley Authority (TVA) to build 2.5 MWs of projects with municipal and institutional clients. Under the completed agreements, TVA has agreed to purchase all of the power the systems produce, as well as the associated environmental benefits. Solar Energy Initiatives, Inc. will lead the project development effort, including system design, installation and operation of the proposed 2.5 megawatts (MW) of photovoltaic (PV) systems on the sites. The Company anticipates that the projects will break ground in the first quarter of 2011, with completion scheduled sometime in the summer of 2011.

The Company’s subsidiary Solar EOS has been approved by the Florida Department of Business and Professional Regulation (DBPR) to provide Continuing Education for Electrical Contractors.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal wholly owned subsidiaries focused on large-scale projects, solar education and distribution of solar products.

The SNRYPower subsidiary is a developer and manager of municipal and commercial scale solar projects.

The Solar-EOS Inc subsidiary is dedicated to the education and continuous improvement of solar energy trade professionals. Solar-EOS has expanded its operations and training facilities to include internet training and webinars, along with expanded training facilities in South Carolina.  Working with the County of Williamsburg and the State of South Carolina, Solar-EOS anticipates it will increase its training and education abilities.  There has been added significant training facilitators and management to improve the professional tradesmen.

The SNRYSolar Inc subsidiary is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.  The Company recently improved its ability to manage and increase its dealer network through hiring professional operating management within this network of dealers.  The Company has added new system management, again to improve its ability for the network of dealers.

The Company sold its interests in SolarEnergy.com, a domain name and digital property back to its original owner during the 4th quarter of 2010 for cancellation of $400,000 of debt.

Through its diversified portfolio of solar businesses, Solar Energy is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy-us.com.

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

We have twenty (20) employees in sales, assembly and administrative positions in three separate business units:

Solar EOS, Inc. is a wholly owned subsidiary of Solar Energy Initiatives, Inc. and shares office space with the parent company. It is an education group dedicated to the creation, training, advancement and continuous improvement of professionals through standard and customized solar training programs and workforce development. It supports the growth of the solar industry through training and education. Solar EOS provides training through its Professional Development Institute and through its Technical Installation Schools as well as through its Customized Training Programs.

Professional Development Institute : This program is offered to, among others, Architects, Engineers, General Contractors, Roofers, Plumbers, Facility Managers and Owner’s Representatives. To support the work of the solar contractor, the AQEC industry must have a strong understanding of solar design and construction specifications. The Professional Development Institute offers solar courses that are relevant and beneficial to members of the professional communities. Many courses provide needed continuing education units for licensure and professional registrations. Solar EOS is also an approved USGB Education Provider. These classes are paid for by the professional or his company when taking the course.

Technical Installation Schools focus on workforce development and public/private partnerships. The School trains the next generation of solar thermal and photovoltaic installers in construction  best practices, utilizing hands-on training, real world situations, theory and design coursework, and professional development training. Career Services programs, partnerships and dealer relationships drive the job placement of the students. These courses are usually paid for by the business rather than the individuals.

Customized Training Programs work through partnerships with universities, community and technical colleges, non profits, corporations, professional organizations, municipalities, and workforce redevelopment agencies to meet the specific needs of groups of students. We write the curriculum, provide the instructors, coordinate the workshops, develop full-service training programs and host webinars and on-demand webcasts. The students do not pay for the course but is paid for through a variety of government programs in the form of a grant.

As of October, 2010 we are in our fourth class for the Technical Installation School and have graduated over 50 students and have trained more than 100 professionals in our Professional Development Institute.

SNRY Solar Inc. is a wholly owned subsidiary of Solar Energy Initiatives, Inc. (SEI) and shares office space with the parent company as well as maintains office and warehouse space to support its wholesale sales and operations center. SNRY Solar is responsible for two strategic areas, wholesale sales and government programs.

SNRY Solar represents several manufacturers of solar systems and components in the Photovoltaic (PV), Solar Thermal / Hot Water (HW) and solar pool heating systems. SNRY Solar inventories and sells these components and systems to a network of installers, dealers and other business types across the United States and the Caribbean. SNRY Solar provides technical information, supply coordination and extensive sales support to aide these independent business’ grow their businesses in their markets. These support functions include but are not limited to preliminary engineering, scoping and drawings to support sales activity as well as lead generation tools, product recommendation and proposal support. SNRY Solar competes with other wholesale suppliers of solar systems and components by adding value at each step of the procurement cycle, ensuring that the customer enjoys a streamlined, professional, accurate and timely solution to each and every sales opportunity.

SNRY Solar also engages local communities in promoting the use of Solar Thermal (Hot Water) technologies to support job growth.  SNRY Solar has developed business models which engage community groups, local, state and federal leaders and grass roots organizations to seek available funds to support job creation through solar.  Currently SNRY Solar has enabled funding sources to be identified and engaged to support training opportunities through Solar EOS as well as advanced hands on training through SNRY Solar dealers.

SNRY POWER Inc. is a wholly owned subsidiary that has a focus on developing solar photovoltaic (PV) panel systems for either mounting on the ground or on rooftops. These systems, once installed, generate electricity that is sold to various third parties including utilities, home and business owners, municipalities and other government agencies.

Our current program is known as a PPA (Power Purchase Agreement) where we build the PV system at no charge to the host (the municipality or other customer). The system is built on space (either land or rooftop) provided by the host in exchange for a reduction in the hosts payment for electricity (usually expressed in cents per kilowatt hour (KWh). SNRY Power enters into a long term contract with both the utility and the host to sell the electricity generated   by the installed system. The combined rate paid per KWh to the Company under these PPA's is above market rates. Additionally, some states offer additional economic incentives to the owner of the PV system generally in the form of either state tax credits or renewable energy credits (RECs that can be sold on the open market). The above combined with an investment tax credit (ITC) from the federal government and grants from other government agencies allows third parties to purchase these PV systems from us and earn a reasonable return on the investment. We earn a development fee on each project we sell. The fee varies based upon the economics of each install and is dependent both upon the federal and state incentives as well as the cost of building the project.

The Company is currently constructing a 1 MW ground mounted solar PV system on land provided by the Cherokee School District in North Carolina. The Company has secured construction financing to build 50% of the system and considering selling the system prior to the end of calendar 2010.  The resultant electricity produced by the solar system will be purchased by the Tennessee Valley Authority (TVA).

SNRY Power has entered into a Letter of Intent with a Pennsylvania school district for a total 1 MW of solar development across 2 systems.  Initial feasibility studies are complete and construction is expected to begin in November of 2010, subject to the execution of definitive agreements, entering a PPA and obtaining financing.

Over the past quarter SNRY Power has successfully grown our sales pipeline nationally in regions where we are able to complete economically feasible projects.  This strategy is driven in part by the requirements of our funding partners, economic incentives for project development, and our experience in the power development process.   It currently shares offices with it’s parent company in Ponte Vedra, FL

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we are engaged in the following:

1)	Train dealers and technicians for the solar industry,
2)	Support and continue to expand a dealer network that sells solar components and systems to residential and commercial customers, and
3)	Develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant

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

In 2009 we entered into a contract with a Western United States municipality where we agreed to build, own and operate a solar electric system we contracted for installation on buildings identified by the municipality.  The successful funding, construction and commissioning of the 800 kilowatt solar electric system has verified this vertical of our business plan. In 2010 we entered into several Letters of Intent to build, own and operate solar arrays on property owned by municipalities in North Carolina, Georgia and Pennsylvania. Although project and term funding were not provided during fiscal year 2010, the Company obtained project funding in October, 2010 to construct 500 KW’s of a 1 MW project in North Carolina for a municipality. The Company is currently in negotiations with various third parties to provide funding to build out the remainder of this project as well as a 1MW project in Pennsylvania and a 1 MW project in Georgia.

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

•
Fossil Fuel Supply Constraints:   A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.

•
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

•
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

•
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

•
Achieve Higher Conversion Efficiencies.     Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

•
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

Inverters
Inverters transform direct current (“DC”), electricity produced by solar panels into the more common form of alternating current (“AC”), electricity used in homes and businesses.  Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the structure’s electrical circuit or into the utility grid.  In North America, we will sell branded inverters specifically designed for use in residential and commercial systems. Inverters we will source include models spanning a power range of 2.5 to 500 kilowatts. Our packaged system designs optimize performance through the appropriate combination of these inverters with our solar panels. The units are highly efficient, possessing above-average DC to AC conversion efficiency compared to other commercially available units in their class, according to comparisons of information on other systems provided by the California Energy Commission. Our inverters are manufactured for us by Solectria, Xantrex, SMA Technologies, AG and PV Powered.

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

Employees

At the end of our fiscal year, we have twenty (20) employees in sales, assembly and administrative positions

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

We generated revenue of $4,643,974 for our fiscal year ended July 31, 2010.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended July 31, 2010 and July 31, 2009, we have incurred a cumulative net loss of $11,002,334 and $5,111,011, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

Debt and/or project financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business, development of projects and operations.

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

We are influenced by current officers, directors and principal stockholders.

Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 33.8% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to significantly influence the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

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

During 2009 and into 2010, there was a tremendous increase in the capacity to produce solar modules, primarily from China, which in the face of the most severe, world-wide, economic downturn in nearly a century, significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

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

Under the current rules, an attestation report on our internal controls from our independent registered public accounting firm is not required as part of our annual report for the fiscal year ending in 2010. We currently review and maintain on a regular basis a process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Companies trading on the Over-The-Counter Bulletin Board,  and must be current in their reports with the Securities and Exchange Commission, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.   In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

On October 25, 2010, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 33.8% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders.

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

Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, may lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 25,796,314 shares held by persons who are not our affiliates on July 31, 2010 approximately 15,355,448 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 775,000 additional shares were sold in accordance with Rule 144 under that Act and approximately 6,822,551 more shares will be able to be sold within the ensuing twelve month period.

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

ITEM 2. DESCRIPTION OF PROPERTY

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  Our corporate headquarters are located at 818 A1A, Suite 201, Ponte Vedra Beach, FL  32082.  The annual rent for 3,357 square feet of office space is $86,067 and we have entered into a 30 month lease.  In addition, we leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,400 and we have entered into a 36 month lease.

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

ITEM 3. LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently no pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

From July 15, 2008 through August 23, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “NPCX,” and since August 24, 2008, our trading symbol has been “SNRY.OB”.
The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2010 and 2009 and 2008. Prior to July 15, 2008, there was no active market for our common stock.  The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $

2010
Fourth quarter ended July 31, 2010	$0.14	$0.14
Third quarter ended April 30, 2010	$0.22	$0.20
Second quarter ended January 31, 2010	$0.21	$0.18
First quarter ended October 31, 2009	$0.36	$0.33
2009
Fourth quarter ended July 31, 2009	$0.70	$0.25
Third quarter ended April 30, 2009	$0.56	$0.17
Second quarter ended January 31, 2009	$0.52	$0.13
First quarter ended October 31, 2008	$1.00	$0.15
2008
Fourth quarter ended July 31, 2008	$0.57	$0.55
Third quarter ended April 30, 2008	NA	NA
Second quarter ended January 31, 2008	NA	NA
First quarter ended October 31, 2007	NA	NA

On July 30, 2008, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

The closing price of our common stock on the OTC Bulletin Board on November 4, 2010 was $.012 per share.

On October 22, 2010, our common stock was held of record by approximately 2,869 shareholders.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our Company generated $4,643,974 in revenues for the fiscal year ended July 31, 2010.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We market, sell and design solar power systems for residential and commercial customers, market, sell, design, own and operate solar power systems for municipal and commercial customers and design, develop and manage solar parks.  We intend to initially serve customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  For the fiscal year just ended, we generated more than $4.6 Million in revenues and had a ($4.9 Million) loss from operations.   We source solar components from third party manufacturers and have entered into supply agreement(s) with manufacturers of solar electric power products and technologies that directly convert sunlight into electricity and thermal (heat) energy.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

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

 In December 2009, the Company filed for arbitration against David H Smith revocable trust, and David Smith regarding potential violations of his website purchase agreement and consulting agreement.  Interest has continued to accrue as per the agreement.  Per the terms of the settlement agreements we have returned the website domain name and have impaired the remaining value of the asset of $1,650,000 netting against the remaining value of the loan of $400,000 for a loss of $1,250,000.

Fiscal Years Ended July 31, 2010 and 2009
Results of Operations

The following table sets forth our statements of operations data for the years ended July 31, 2010, and 2010.

Summary Income Statement

	July 31, 2010	July 31, 2009

Revenues, net	$4,643,974	$3,821,610
Gross profit (loss)	718,088	797,971
Selling, general and administrative expenses	5,572,818	3,461,128

Total operating expenses	5,572,818	3,461,128
Loss from operations	(4,854,729)	(2,663,157)
Other Income (Expense)	(1,379,361)	(492,112)
Loss from operations before income taxes	(6,234,090)	(3,155,269)
Income tax provision	-	-
Net loss	(6,234,090)	(3,155,269)
Loss attributable to non-controlling interest	342,766	-
Loss attributable to Solar Energy Initiatives, Inc.	$(5,891,324)	$(3,155,269)

Revenues

For the years ending July 31, 2010 and 2009, we had revenues of $4,643,974 and $3,821,610, respectively.    The changes in revenues are due to the training of our new dealers and the increased sale of product.

Cost of sales

For the years ending July 31, 2010 and 2009, we had cost of sales of $3,925,886 and $3,023,639, respectively.   The changes in cost of sales are due to the cost of training of our new dealers and the increased cost of product.

Selling, general and administrative

Selling, general and administrative expenses for the year ended July 31, 2010 and July 31, 2009 were $5,572,818 and $3,461,128, respectively.  Cash-based management fees, wages and salaries were $1,104,155 for fiscal 2010 and $625,416 for fiscal 2009, the increase is due to the addition of employees.  Stock based compensation was 1,623,465, management consulting fees were $328,735 for fiscal 2010 and $464,492 for fiscal 2009, travel and entertainment was $283,588 for fiscal 2010 and $135,433 for fiscal 2009, and legal and professional costs totaled $217,081 for fiscal 2010 and $232,810 in fiscal 2009, of which the increases primarily relate to our acquisition costs, selling activities, financing activities, the preparation of audited and reviewed financial statements and SEC reporting.

Other income (expense)

In fiscal 2010 other expenses was $1,363,913 of which $98,381 was interest expense, consisting of interest for the note payable, loan fees and loans from related parties.    In fiscal 2009 other expenses was $492,112 of which $498,591 was interest expense, consisting of convertible debentures, interest for the note payable, and loans from related parties in addition to $6,279 in other income.   During the year the Company also impaired the Domain Name for $1,650,000 and settled the remaining value against a remaining note payable of $400,000, for a net other expense of $1,250,000.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $5,891,324 for the year ended July 31, 2010 compared to $3,155,269 for the year ended July 31, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $342,766 for the year ended July 31, 2010 and $0 for the year ended July 31, 2009. These expenses have been incurred ahead of our ability to recognize sufficient revenues from our business activities to generate a profit.

Liquidity and Capital Resources

As of July 31, 2010, we had cash of $30,153, and working capital deficit of ($1,129,552) compared with $1,005,628 and ($140,347) in cash and working capital, respectively, in 2009.  During the years ended July 31, 2010 and 2009, we primarily funded our operations from private sales of equity securities.

For the year ended July 31, 2010, we used $2,987,142 of cash in operations.  Investing activities used $35,892 of cash during the year and financing activities provided $2,047,560 of net cash during the year, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.  During fiscal year 2009, we used $543,565 of cash in operations.  Investing activities for 2009 were $162,312 and we received $1,344,850 from private placements financing activities.

The cost of our photovoltaic and solar thermal products is somewhat volatile and is influenced by supply and demand of components. While the cost of solar PV panels dropped significantly during our FY 2009, we saw a bottom reached with PV panel pricing reversing direction and moving up. We believe this was due to excess demand for PV panels in Europe where many of the rich incentives that were available for the installation of solar arrays will either be reduced our eliminated in the future. We therefore believe that both pricing and delivery times will improve in 2011. A significant increase in cost of materials that we cannot pass on to our customers could cause us to run out of cash which we are not forecasting in our future plans, and would require us to raise additional funds or curtail operations.

As we continue to increase the level of management and other operating requirements of developing our business, our cash needs have increased and therefore we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.  For the fiscal year ended July 31, 2010 we have been able to obtain approximately $1,500,000 of capital through equity financing and $450,000 of debt financing.  We may require approximately $1,000,000 of additional capital funding, to allow us to continue the execution of our business plan through July 31, 2011.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.

We have reduced staff throughout the current fiscal year, however as the project pipeline continues to develop and as we proceed through the year, we anticipate adding staff such as project management staff, sales and marketing staff, solar engineers, and accounting and administrative staff. We expect, although we cannot guarantee, that most of these staff additions will not precede revenue generation and are included in the requirements listed above We expect that additional supply of solar panels from various manufacturers will be available.  While this bodes well for the overall economics of the sale of solar to potential customers, increased competition and the reduction in revenue per project or less gross margin on each panel sold, could cause additional capital to be required.

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

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through July 31, 2009.   The debentures were converted to stock as of July 21, 2009.   Common stock shares for 1,300,000 shares were issued and interest of $28,093 was paid in August 2009

In September 2009 the Company added $100,000 of related party debt with interest rates at 12%.  In January 2010 the Company added $100,000 of related party debt with interest rates of 12%. In July 2010 the Company has added $250,000 of  debt with interest rates ranging form 8% to 12% with due dates with in one year.  Subsequent to year end the Company added an additional $53,000 of debt with interest of 8% due within one year.

To operate our current business groups, we may need up to $1.0 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of July 31, 2010 we had approximately $30,153 in cash on hand, which means there will be an anticipated shortfall of $1.1 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, other than the note to the seller, employment agreements of the executives and our current lease commitments, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the notes, employment agreements and office rent for the next twelve months.

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

Stock-Based Compensation - The Company issues stock as compensation for services at the current market fair value.

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

Significant Capital Expenditures

During the year ended July 31, 2010, we acquired approximately $5,892 of furniture and equipment for office purposes.

Subsequent Events

On August 6, 2010, Mark Lev resigned as director of Solar Energy Initiatives, Inc. (the “Company”).  In order to fill the vacancy after Mr. Lev’s resignation, Jack Zwick has been appointed to the Board of Directors of the Company effective August 6, 2010.

On August 9, 2010, Solar Energy Initiatives, Inc. (the “Company”) entered into  a Securities Purchase Agreement with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $53,000 (the "Note").  The financing closed on August 20, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 11, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering on August 11, 2010 was $53,000.

In addition, the Company compensated $3,000 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

During August 2010 the Company retroactively increased the latest Private Placement Memorandum shares within the units purchased to be consistent with current PPM unit pricing.  This retroactive pricing increased the number of shares outstanding by 1,495,744.

During August, 2010 through November, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,072,924 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,072,924 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $399,480.

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

In addition, the Company compensated four groups for assisting in the sale of Units by paying them commissions by issuing 409,103 Shares and Warrants to purchase 409,103 shares of the Company’s common stock.

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

During August 2010 Solar Park Initiatives renegotiated the stock issuances with shareholders of Solar Park Initiatives including Solar Energy Initiatives.  There were 3,966,523 shares cancelled during the renegotiation.

During October 2010 Solar Energy Initiatives, Inc (SNRY) announced that Solar Park Initiatives, Inc. (SOPV) will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), which will enable SNRY to distribute SOPV shares upon being declared effective.  Under the spin-off agreement, Solar Energy Initiatives' shareholders as of market close on October 29, 2010 will receive one share of Solar Park Initiatives for every two shares of Solar Energy Initiatives that they own. Upon the Registration Statement being declared effective by the SEC, Solar Energy Initiatives will distribute the shares of Solar Park Initiatives common stock to SNRY stakeholders.

During October 2010 the Company issued 400,000 shares to two directors as director fees for fiscal year 2011 for a total value of $68,000.

In October 2010 the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 477,778 shares of common stock for a total of $80,000.

In October 2010 warrant holders exercised cashless warrants for a net amount of 154,320 shares of common stock for $24,691.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

ITEM 9. CHNAGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2010 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

ITEM 9B. OTHER INFORMATION

No information is required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K which has not been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITIONS
David Fann	55	CEO
Michael Dodak	63	President & CFO
Eric Johnson	48	President of Solar Energy, Inc.
Ellen Reed	38	President and Dean of Schools of Solar EOS
Kevin Cassell	35	Director of Sales of SNRY Power
Pierre Besuchet	72	Director
Everett Airington	71	Director
Jack Zwick	74	Director

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

Michael Dodak, President & Interim CFO & Director,  Mr. Dodak is a founder of the Company and previously served as the Treasurer, VP of Corporate Development and a Consultant to the Company.   He was CEO and Chairman of the Board of Directors for FNDS3000 Corp. (f/k/a Fundstech Corp), a public company focused on financial transaction processing in the prepaid card sector.  Mr. Dodak served as a director on the board of Envortus, Inc. until July 2007.   Mr. Dodak also served as CEO and Chairman of the Board of Global Axcess Corp, a publicly traded company from October 2001 until September 2006 where he was responsible for the day-to-day operations. Global Axcess Corp was an independent operator and owner of automated teller machines through out the U.S. Prior to joining Global Axcess, Mr. Dodak was Chief Executive Officer of Nationwide Money Services, Inc., an independent ATM network operator and services provider that was sold by First Data Corporation to Global Axcess Corp in July 2001. Mr. Dodak joined Nationwide Money Services, Inc. as a controller in early 1996. He assumed the various duties of a controller including the production of financial statements, budgets, and the development of the Money Services, Inc. database. In July 1997 he was promoted to CEO.  From 1980 to 1985, Mr. Dodak was Vice President of Finance for Airtricity Corp, a company that developed wind parks throughout the world. He has a Bachelor of Arts and MBA degrees from the University of California Los Angeles

None of the following events occurred during the past five years that is material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Expert

The Company has appointed the following Board Members on to the Audit Committee:
Jack Zwick, independent financial expert
Everett Airington

ITEM 11. EXECUTIVE COMPENSATION

There were four executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers (our “named executive officers”) for the fiscal year ended July 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)	(5) Stock Awards ($), (6)	(6) Stock Options ($), (7)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael J. Dodak	2009	-	(1)	89,040	213,350	-		65,000	367,390
President & CFO & Director	2010	37,500		105,148					142,648
David W. Fann	2009	46,667	(2)	10,000	232,071	-		51,000	339,738
CEO & Director	2010	165,000		115,013					280,013
Eric Johnson			(3)
Solar Energy, Inc. President	2010	36,333			3,753				40,086
Gregory N Bakeman	2009	126,750	(4)		36,700	-		-	163,450
Former President & CFO	2010	97,500		43,476					140,976

(1) Mr. Dodak provided consulting services for which $10,000 per month until August 2009 when he rejoined the Company as an employee.  Compensation for salary, consulting services, and loan fees were paid in common stock of the Company at various times during the year.  Total shares issued are 1,775,352.  During the year ended July 31, 2010, Mr. Dodak was being compensated at an annual salary of $220,000

(2) Prior to Feb 2009, Mr. Fann was compensated for consulting services. Mr. Fann’s starting salary was $150,000 annually. This was increased to $220,000 annually effective July 2009.  Compensation for consulting services and salary was paid in common stock of the Company at various times during the year.  Total shares issued are 1,414,054.   During the year ended July 31, 2010, Mr. Fann received a salary of $220,000

(3) Mr. Johnson’s starting salary was $120,000 annually.  Additional 500,000 stock options vesting over three years starting April 12, 2010.  The vested portion as of July 31, 2010 was 48,611 stock options for a black scholes valuation of $3,753.

(4) Mr. Bakeman’s starting salary was $ 140,000 annually.  This was increased to $220,000 annually effective July 2009.   Mr. Bakeman no longer works for the Company as of March 2010.

(6) Stock Awards were Company stock issued to the recipients in lieu of cash compensation for salary or consulting fees and valued at the lower of the bid price of the stock on the day of the award, or at the private placement issuance price of an open private placement at that time.

(7) Stock Options are awards from the 2008 and 2009 and 2010 Incentive Stock Option plans and valued using the Black Scholes model.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(2)

David Fann	2/2/09								1,000,000	0.32	$222,428
	8/8/08								1,400,000	0.50	$390,475
Everett Airington	4/6/09								500,000	0.37	$82,500
Michael Dodak	8/8/08								1,400,000	0.50	$390,475
	2/9/09								500,000	0.32	$111,214
Pierre Besechut	2/2/09								500,000	0.32	$111,214

(1)	The Exercise or Base Price of the Option Award was determined based on the lower of the bid price, or current private placement price of any offering open, at the date of the grant.

(2)	The Grant Date Fair Value is generally the amount that the Company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

Outstanding equity awards at fiscal year-end

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dodak	1,400,000	N/A		$0.50	August-2011
Fann	1,400,000	N/A		$0.50	August-2011
Besechut	-	330,000	330,000	$0.32	February-2012			330,000
Fann	55,000	945,000	1,000,000	$0.32	February-2012			945,000
Dodak	82,500	417,500	335,000	$0.32	February-2012			417,500
Airington	82,500	417,500	335,000	$0.37	April-2012			417,500

Option exercises and stock vested table

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Aquired	on	Aquired	on
	on Exercise	Exercise	on	Vesting
Name	(#)	($)	Vesting (#)	($)
(a)	(b)	(c)	(d)	(e)
Dodak	600,000	390,475
Fann	600,000	390,475

DIRECTOR COMPENSATION

The following table summarizes the director fees paid for the year ended July 31, 2010

Director Compensation

Name				Non-equity	Non-Qualified		Total ($)
	Fees earned			Incentive Plan	Deferred
	or paid in	Stock	Option	Compensation	Compensation	All Other
	cash ($)	Awards ($)	Awards ($)	($)	Earnings ($)	Compensation ($)
Airington		$18,000					$18,000
Besuchet		$18,000					$18,000

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
The Company has requested that the Executive become the “President and Interim CFO”.  At that time the Agreement was extended for an additional one year period.

1. Executive agrees to become the President and Interim CFO for a period of time not to exceed one year.

His compensation will increase to $18,333 per month.  Upon termination by Executive as President and Interim CFO his compensation will revert to the $10,000. Executive will receive certain bonuses for achieving certain milestones in developing the Solar Energy.  Executive will also receive new options in line with the other Executives of the Company.

The Company has entered into a four year employment agreement with Gregory N. Bakeman as President and CFO. The terms of the contract include an initial salary $160,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000 of capital funding.  This increase took place in July 2009. There is an 18 month severance if terminated early.  The Company and Mr. Bakeman severed its relationship in March 2010, and all options were expired 90days after not being exercised.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90days after not being exercised.

Director and Officer Compensation

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal years ended July 31, 2010 and 2009, none of our directors were paid any fees to attend director meetings.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.
The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2008. There is an 18 month severance if terminated early.

The Company entered into a five year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Dodak elected to convert his contract to a consulting agreement whereby he was paid $10,000, monthly.  The consulting agreement runs thru December, 2013. There is an 18 month severance if terminated early.

In August 2009, Mr. Dodak and the Company amended  the agreement whereby Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month.  Upon stepping down as COO of the Company, his compensation will revert to the $10,000 per month.
Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year.

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.  The Company reengaged Mr. Surette for consulting services starting May 2010 through October 2010 at a rate of $10,000 per month.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $14,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early. The Company and Mr. Bakeman severed its relationship in March 2010, and all options were expired 90days after not being exercised.

 In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90days after not being exercised.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of October  23, 2010 , with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Table 1 – Current Stock Outstanding and Ownership

Title of Class	Name of Beneficial Owner		Number of Shares Beneficially Owned (1)	Percentage Ownership

Common Stock	David Fann	(2)	2,214,054	4.2%

Common Stock	Michael Dodak	(3)	2,575,352	4.8%

Common Stock	Sidney Cole	(4)	8,599,998	16.1%

Common Stock	Evertt Airington	(5)	1,317,792	2.5%

Common Stock	Jack Zwick	(6)	977,078	1.8%

Common Stock	Mark Lev	(7)	551.776	1.0%

Common Stock	Pierre Besechut	(8)	1,800,000	3.4%

Common Stock	All Executive Officers and Directors as a Group (6 persons)		18,036,050	33.8%

(1)
Applicable percentage ownership is based on 35,405,535 shares of common stock outstanding as of October 23, 2010, together with 17,920,311 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Applicable percentage ownership is based on 1,359,054 shares of common stock outstanding as of October 23, 2010, together with 855,000 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Applicable percentage ownership is based on 1,692,852 shares of common stock outstanding as of October 23, 2010, together with 882,500 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)
Applicable percentage ownership is based on 4,299,999 shares of common stock outstanding as of October 23, 2010, of which 3,485,714 is in the name of Remi Holdings,  together with 4,299,999 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Remi Holdings owns Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(5)
Applicable percentage ownership is based on 1,081,428 shares of common stock outstanding as of October 23, 2010, together with 236,364 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(6)
Applicable percentage ownership is based on 588,539 shares of common stock outstanding as of October 23, 2010, together with 388,539 exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(7)
Applicable percentage ownership is based on 275,888 shares of common stock outstanding as of October 23, 2010, together with 275,888 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(8)
Applicable percentage ownership is based on 900,000 shares of common stock outstanding as of October 23, 2010, together with 900,000 securities exercisable or convertible into shares of common stock within 60 days of October 23, 2010.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Agreements for business consulting services - On August 26, 2008 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period ended July 31, 2009.

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

On February 2, 2009 the Company issued 87,500 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $28,875. The Company recorded the stock issuance as deferred compensation, of which the full $28,875 has been amortized for the period ended July 31, 2009

In February 2009 the Company issued 38,889 shares of common stock for business consulting, valued at $14,778.  The Company recorded the full value as an expense for the period ending July 31, 2009.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, of which $88,667 has been amortized for the period ended July 31, 2010

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, of which $112,667 has been amortized for the period ended July 31, 2010.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $55,000 has amortized for the period ended July 31, 2010.

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $48,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period ended July 31, 2010.

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $42,778 has amortized for the period ended July 31, 2010.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which $25,000 has amortized for the period ended July 31, 2010.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of twelve months, valued at $260,000. The Company recorded the stock issuance as deferred compensation, of which $216,666 has amortized for the period ended July 31, 2010.

In March 2010 the Company entered into consulting arrangements with three companies for business consulting and other services, and issued 15,000 shares of common stock, valued at $3,285.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 24 months, valued at $125,000, and 300,000 warrants valued at $38,379. The Company recorded the stock issuance as deferred compensation, of which $20,467 has amortized for the period ended July 31, 2010.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 25,000 shares of common stock, for a term of 12 months,  valued at $6,000. The Company recorded the stock issuance as deferred compensation, of which $1,500 has amortized for the period ended July 31, 2010.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 250,000 shares of common stock, for a term of 12 months, valued at $50,000. The Company recorded the stock issuance as deferred compensation, of which $ 12,500 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 9 months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $11,666 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 250,000 shares of common stock, for a term of 12 months, valued at $45,000. The Company recorded the stock issuance as deferred compensation, of which $5,625 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 12 months, valued at $75,000. The Company recorded the stock issuance as deferred compensation, of which $8,333 has amortized for the period ended July 31, 2010.

In July 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 350,000 shares of common stock, for a term of 12 months, valued at $56,000. The Company recorded the stock issuance as deferred compensation, of which $2,333 has amortized for the period ended July 31, 2010.

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

In March 2009 MCD Trust was issued 60,000 shares of Common Stock in exchange for a loan to the Company, valued at $27,000 of which the full value was recorded as an interest expense for the period ending July 31, 2009.

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

In May 2009 MCD Trust was issued 150,000 shares of Common Stock in exchange for a loan to the Company, valued at $55,500 of which the full value was recorded as an interest expense for the period ending July 31, 2009.

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

In September 2009 100,000 shares valued at $39,000 were issued for a loan to the Company from two related parties.  The entire amount was expensed and recorded as interest expense

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending July 31, 2010.

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

In October 2009 the Company received $125,000 from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company converted at .30 per share, depending on future events.  The deposit was returned and the funds were not converted.

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

From March 10, 2010 through July 31, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 4,488,892 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 4,488,892 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $722,956.

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

In addition, the Company compensated four groups for assisting in the sale of Units by paying them commissions in the aggregate amount of $76,045 and issuing 429,111 Shares and Warrants to purchase 429,111 shares of the Company’s common stock.

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

In May 2010 the Company issued 194,122 shares as compensation valued at $34,941 and the entire amount expensed to salaries for the period ending July 31, 2010.

In May 2010 the Company issued 200,000 shares as director compensation valued at $36,000 and the entire amount expensed to salaries for the period ending July 31, 2010.

In July  2010 the Company issued 345,098 shares as compensation valued at $58,667 and the entire amount expensed to salaries for the period ending July 31, 2010.

Private Placement Warrants

As of July, 2010, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, 1,536,667, 4,318,003 and 600,000 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12
4,318,003	$0.16	March-2013
600,000	$0.16	June-2013

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

No related parties purchased securities during the private placement from August 1, 2007 to July 31, 2009.  During the private placement from March, 2010 to July 2010 the following one related party purchased securities of 600,000 shares.

During the fiscal year ended July 31, 2010, the following equity distributions were made as part of employment compensation:

David Fann, CEO (1)	410,681
Mike Dodak, President and Interim CFO (1)	374,868
Greg Bakeman, former President and CFO	150,379
Tom Polich, former COO	156,215

 (1) On March 6, 2008, we agreed to extend employment agreements to Messrs. Fann and Dodak pursuant to which they served as Executive officers and employees and receive annual base compensation of $200,000, $150,000 and $150,000, respectively. If Executive's employment with the Company is terminated by the Company without Cause at any time prior to January 1, 2013, Executive shall receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through either December 31, 2013 or eighteen (18) months from the date of notice, whichever is greater, in a lump sum payable no later than the termination date and (ii) all unpaid benefits such as accrued vacation, and (iii) all outstanding expenses, (iv) any declared but unpaid Annual Bonus, and any and all unvested options or stock shall become fully vested.  If Executive's employment with the Company is terminated by the Company by virtue of the expiration of this Agreement on December 31, 2012, Executive shall be entitled to continue to receive from the Company severance pay in an amount equal to the greater of his then-current Base Compensation in effect at the time of such termination through December 31, 2013 in accordance with the Company's general payroll practices; and (ii) any declared but unpaid Annual Bonus. In the event of a Corporate Transaction, the amount of severance pay will be equal to his then current Base Compensation for twenty four (24) months plus any annual bonus due plus all PTO time in a lump sum payable no later than the closing date of the Corporate Transaction. Additionally, the Company will continue to pay the premiums for Executive’s health benefits and life insurance for twenty four months.  During any period in which Executive is receiving severance compensation, the Company shall use reasonable efforts to obtain reasonably and to pay for comparable medical, life and disability insurance and other benefits on the same terms and conditions and to the same extent as theretofore provided by the Company to Executive prior to the effective date of the termination of his employment.

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

The Executive may select to become a consultant to the Company rather than be an employee. The Executive must provide the Company with a 60 day notice after which the Executive will become a consultant to the Company for the remaining term of this Agreement. The Executive will report to the then C.E.O. and will perform agreed upon services on a part-time basis (not to exceed 40 hours per month). The compensation paid will be Ten thousand dollars ($10,000) per month plus all expenses incurred on behalf of the Company. Any required travel in excess of three and one half hours will be business class.  Both Messrs. Fann and Dodak elected to convert their relationship with the Company to consultancy in July 2008.  .Currently both Messrs. Fann and Dodak receive a salary of $220,000 per year as of July 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended July 31, 2009 and 2008.

	2010	2009
Audit Fees	$53,915	$44,500
Audit-Related Fees	2,000	500
Tax Fees	5,900	1,500
All Other Fees	-	-
Total	$61,815	$46,500

Audit Fees.  Audit fees billed by L.L. Bradford were for professional services rendered for the annual audit of our consolidated financial statements, quarterly review of our consolidated financial statements, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees billed by L.L. Bradford were for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, other than those previously reported under “Audit Fees.” Audit-related fees for the years ended 2010 and 2009 related to professional services performed in connection with the Company’s regulatory filings on Forms S-1 and S-8 during each of those periods.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by L.L. Bradford for tax compliance, tax planning and tax advice.

All Other Fees.  L.L. Bradford did not bill us for professional services rendered, other than amounts reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the years ended 2010 and 2009.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2010.

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

Solar Energy Initiatives, Inc.

Date: November 10, 2010	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Michael Dodak
Michael Dodak
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

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	November 10, 2010
David W. Fann

/s/ Michael Dodak	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2010
Michael Dodak

/s/ Jack Zwick	Director	November 10, 2010
Jack Zwick

/s Everett Airington	Director	November 10, 2010
Everett Airington

/s Pierre Besechut	Director	November 10, 2010
Pierre Besechut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Solar Energy Initiatives, Inc.
Ponte Vedra Beach, Florida

We have audited the accompanying consolidated balance sheets of Solar Energy Initiatives, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended July 31, 2010.Solar Energy Initiatives, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Initiatives, Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations since inception and need additional capital to maintain operations and execute their business plan, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
November 10, 2010
Las Vegas, Nevada

Solar Energy Initiatives, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31, 2010	July 31, 2009
ASSETS

Current assets
Cash and cash equivalents	$30,153	$1,005,628
Accounts receivable, net	26,124	22,190
Other receivables	-	168,932
Other receivable from equity method investee	530,274	-
Inventory	208,417	226,412
Prepaid and other current assets	2,789	3,289
Total current assets	797,757	1,426,451

Investment in equity method investee	30,000	-

Fixed assets, net	25,369	27,945
Domain name	-	1,650,000
Deposits	3,598	12,748
Total assets	$856,726	$3,117,144

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,158,588	$718,011
Accounts payable, related parties	20,352	-
Commissions payable	1,882	76,178
Due to related parties	280,638	188,391
Accrued expenses	242,309	132,021
Deferred revenue	79,230	52,197
Convertible debentures, net	144,310	-
Notes payable	-	400,000
Total current liabilities	1,927,309	1,566,798

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common stock, $0.001 par; 100,000,000 authorized
35,405,535 and 22,626,567 issued and outstanding,
respectively	35,406	22,627
Paid-in capital	10,564,804	7,104,896
Deferred compensation	(582,535)	(446,166)
Common stock subscription	(20,000)	(20,000)
Accumulated deficit	(11,002,334)	(5,111,011)
Total Solar Energy Initiative Inc shareholder's equity (deficit)	(1,004,659)	1,550,346
Non-controlling interest	(65,923)	-
Total stockholders' equity (deficit)	(1,070,583)	1,550,346
Total liabilities and stockholders' equity (deficit)	$856,726	$3,117,144

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended July 31,	For the Year Ended July 31,
	2010	2009

Revenues, net	$4,643,974	$3,821,610
Cost of sales	3,925,886	3,023,639
Gross profit	718,088	797,971

Operating expenses
Selling, general and administrative	5,572,818	3,461,128
Total operating expenses	5,572,818	3,461,128

Loss from operations	(4,854,729)	(2,663,157)

Other income (expense)	(1,280,980)	6,479
Interest expense	(98,381)	(498,591)
Total other income (expense)	(1,379,361)	(492,112)

Loss before provision for income taxes	(6,234,090)	(3,155,269)
Provision for income taxes	-	-
Net loss	(6,234,090)	(3,155,269)

Loss attributable to non-controlling interest	(342,766)	-
Loss attributable to Solar Energy Initiatives, Inc.	$(5,891,324)	$(3,155,269)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.22)	$(0.21)

Weighted average shares outstanding – basic and diluted	27,887,439	14,679,359

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Amount	Additional Piad-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Deficit	Non-Controlling Interest	Total Stockholders Equity (Deficit)
Balances, July 31, 2008	11,809,256	11,809	2,298,156	-	(60,000)	(1,955,742)	-	294,223
Shares issued for board seats	300,000	300	115,700	-	-	-	-	116,000
Stock warrant for board seat	-	-	5,326	-	-	-	-	5,326
Cashless exercise of stock options	440,506	441	(441)	-	-	-	-	-
Cancellation of Surette issued March 2008	(25,000)	(25)	25	-	-	-	-	-
Shares cancelled related to stock subscription	(80,000)	(80)	(39,920)	-	40,000	-	-	-
Shares issued for acquisition of SEI assets	1,000,000	1,000	649,000	-	-	-	-	650,000
Amortization of deferred compensation expense	-	-		463,459	-	-	-	463,459
Options granted for compensation	-	-	757,933	-	-	-	-	757,933
Shares issued for compensation	1,546,960	1,548	634,638	(360,750)	-	-	-	275,436
Shares issued for consulting	1,494,019	1,494	609,451	(548,875)	-	-	-	62,070
Shares issued for commission	4,300	4	2,060	-	-	-	-	2,064
Shares issued for employee incentives	65,000	65	24,335	-	-	-	-	24,400
Shares issued for loan fees	220,000	220	86,280	-	-	-	-	86,500
Shares issued for dealer incentives	43,000	43	15,007	-	-	-	-	15,050
Discounts from warrants and beneficial conversion feature	-	-	325,000	-	-	-	-	325,000
Shares issued for conversion of debenture	1,300,000	1,300	323,700	-	-	-	-	325,000
Final closing for Private Placement, net of offering costs of $48,877	4,508,526	4,508	1,298,646	-	-	-	-	1,303,154
Net loss	-	-	-	-	-	(3,155,269)	-	(3,155,269)
Balances, July 31, 2009	22,626,567	22,627	7,104,896	(446,166)	(20,000)	(5,111,011)	-	1,550,346

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Shares	Amount	Additional Piad-in Capital	Deferred Compensation	Common Stock Subscription	Accumulated Deficit	Non-Controlling Interest	Total Stockholders Equity (Deficit)

Shares issued for consulting	1,300,000	1,300	516,200	(498,000)	-	-	-	19,500

Shares issued for warrant call	2,038,500	2,038	772,566	-	-	-	-	774,604

Shares issued for payment of services	2,415,125	2,415	477,872	(465,739)	-	-	-	14,548

Shares issued for dealer incentives	13,000	13	4,537	-	-	-	-	4,550

Shares issued for employee incentives	36,464	36	15,021	-	-	-	-	15,057

Shares issued for loan fees	350,000	350	70,650	-	-	-	-	71,000

Shares issued for employee compensation	1,707,876	1,708	364,112	-	-	-	-	365,821

Amortization of deferred compensation expense	-	-		827,370	-	-	-	827,370

Shares issued for private placement, net of offering costs	4,918,003	4,918	718,038	-	-	-	-	722,956

Discount on notes due to beneficial conversion feature	-	-	121,138	-	-	-	-	121,138

Acquisition and ownership changes in subsidiary	-	-	399,775	-	-	-	276,843	676,618

Net loss	-	-	-	-	-	(5,891,323)	(342,766)	(6,234,090)

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009
Net loss	$(6,234,090)	$(3,155,269)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,468	4,801
Stock based compensation	1,623,465	1,721,738
Accretion of discount on convertible debentures	15,448	325,000
Impairment of intangible assets	1,250,000	-
Stock issued for loan fees	71,000	86,500
Changes in operating assets and liabilities:
Accounts receivable	(3,934)	(22,190)
Other receivables	(361,342)	(168,932)
Inventory	17,995	(226,412)
Prepaid expenses and other current assets	500	556
Deposits	9,150	(12,748)
Accounts payable	440,573	717,971
Accounts payable, related parties	20,352	-
Commissions payable	(74,296)	76,178
Accrued expenses	110,288	57,045
Deferred revenue	27,033	52,197
Due to related party	92,247	-
Net cash used by operating activities	(2,987,143)	(543,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,892)	(27,312)
Investment in equity method investee	(30,000)	-
Acquisition of domain name	-	(135,000)
Net cash used by investing activities	(35,892)	(162,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from converrtible debenture	-	325,000
Net proceeds from private placements	722,956	1,303,154
Proceeds from related parties	-	156,696
Proceeds from warrant call	774,604	-
Proceeds from subsidiary stock sales	300,000	-
Proceeds from notes	250,000	-
Principal payments on notes payable	-	(440,000)
Net cash provided by financing activities	2,047,560	1,344,850

Net increase (decrease) in cash and cash equivalents	(975,475)	638,973

Cash and cash equivalents at beginning of year	1,005,628	366,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,153	$1,005,628

	For the Year Ended July 31, 2010	For the Year Ended July 31, 2009

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$22,625	$46,556

Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$963,739	$909,625
Acquisition of domain name
Notes payable assumed	$-	$840,000
Stock issued	-	650,000
Total non-cash consideration	-	1,490,000

Cash consideration ($25,000 paid during the ended July 31, 2008)	-	160,000
	$-	$1,650,000

Shares cancelled related to subscription	$-	$(40,000)
Discounts from warrants and beneficial conversion feature	$121,138	$325,000
Common stock issued for loan fees	$71,000	$86,500
Settlement on note payable	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements
Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name  www.solarenergy-us.com , and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to development large utility-scale solar projects.  Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and Solar Park Initiatives, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives also owns SolarEnergy.com, on the internet which is a digital property committed to driving consumer traffic, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. These three business lines are described below:

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

Solar Energy’s internet domain name, SolarEnergy-US.com, is a digital property committed to driving consumer traffic to us, while serving as a platform for awareness of the benefits of solar and a source of business lead generation to Solar Energy’s channel partners.

Through its diversified portfolio of solar businesses, Solar Energy is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy-us.com.

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

Note 2 – Going Concern

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,500,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $30,000 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

Assuming we are successful in our sales/development effort, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation and principles of consolidation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany transactions are eliminated in final consolidation.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were no uncollectible amounts as of July 31, 2010 and there were no accounts receivable balances at July 31, 2009.

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

Investments in Companies Accounted for Using the Equity or Cost Method – Investments in equity method investees are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment.  When net losses from and investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.  When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.  The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company’s investments in Martins Creek NC, LLC are accounted for by the equity method due to the significant influence of the controlling and similar ownership and therefore not accounting Martins Creek NC, LLC as a special purpose entity and not treating the transfer of assets as a sale (as stated below in Business Combinations and Consolidation).  Gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Business Combinations and Consolidation

On January 31, 2010, the Company adopted new accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations impacts the accounting for any business combinations completed after January 31, 2010. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. The guidance on noncontrolling interests changes the accounting and reporting for minority interests, which have been recharacterized as noncontrolling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with this guidance. All other requirements of this guidance will be applied prospectively. The adoption of the guidance on noncontrolling interests did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of January 27, 2010, the Company has approximately $323 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment on April 29, 2010, the first day of Fiscal 2011.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities. This amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the purpose and design of the other entity and the reporting entity’s ability to direct the activities of the other entity that most significantly impact its economic performance. The amendment also requires additional disclosures about a reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of July 31, 2010 inventory was $208,418.  Inventory was acquired during the four most recent quarters, therefore there is no write-down.   As of July 31, 2009 inventory was $226,412

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

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

Domain Name - The domain name is determined to have an indefinite useful life, is not amortized, but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the domain name might be impaired. The impairment test for indefinite-lived domain name consists of a comparison of their fair value with the carrying amount.  During the year the original domain name purchased in August 2008, was transferred back to the original owner.  All rights and ownership of the URL www.solarenergy.com was transferred back.  See the description of the transaction in the Notes below.

Long-Lived Assets and Impairment - Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction and we believe that this asset is fairly valued as of July 31, 2010 and 2009.  As of July 31, 2010 there were no long lived assets.  As of July 31, 2009 the long-lived asset value was $1,650,000.

Stock-Based Compensation - We recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award.   The Company issues stock as compensation for services at the current market fair value.

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

Vendors - The following three vendors make up the majority of our COS:

Tianwei	40%
Canadian Solar	25%
Suntech	12%

The following vendors make up the majority of our Accounts Payable at July 31, 2010:

Canadian Solar	20%
Schletter	24%

The remaining vendors all account for less than 10% of total Accounts Payable.

Customers - 33% of our revenues are from one customer and the other 67% is evenly distributed amongst our dealers.

Note 4 – Recent Accounting Pronouncements

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

Note 5 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.    Inventory consisted of the following as of July 31, 2009 and 2008.

	2010	2009
Photovoltaic Solar panels and components	$166,024	189,052
Thermal Solar panels and components	42,393	20,460
Other components and materials	-	16,900
Total Inventory as of July 31	$208,417	$226,412

Note 6 – Fixed Assets

Fixed assets consisted of the following as of July 31, 2009 and 2008:

Category	Useful Lives	2010	2009

Furniture fixtures and equipment	5-7 years	$39,414	$33,522
Less accumulated depreciation		14,045	5,577
Net fixed assets		$25,369	$27,945

During the years ended July 31, 2010, and July 31, 2009 depreciation, totaling $8,468 and $4,801, respectively, was charged to selling, general and administrative expenses.

Note 7 –Acquisition and Transfer of Domain Name

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

As of July 15, 2010 the Company transferred the ownership of the Domain Name back to original seller for full payment of the outstanding principal and accrued interest of the Note in the amount of $400,000 and $28,750, respectfully.  The Company settled with the seller and impaired the $1,650,000 value of the Domain Name against the remaining value of the note payable of $400,000, for a net other expense of $1,250,000.

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of July 31:

	2010	2009
Interest for notes and convertible debentures	$1,408	$30,477
Salaries and taxes payable	156,385	68,746
Supplies	25,182	-
Capital development costs	13,270	-
Legal and Professional Expenses	46,064	32,798
	$242,309	$132,021

Note 9 – Convertible Debentures

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder  to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through July 31, 2009.   The debentures were converted to stock as of July 21, 2009 and   1,300,000 shares were issued, and accrued interest of $28,093 was paid in August 2009

On June 29, 2010, Solar Energy Initiatives, Inc. (the “Company”) entered into  a  Securities   Purchase   Agreement   with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $100,000 (the "Note").  The financing closed on July 2, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on June 30, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering on July 2, 2010 was $97,000.

In addition, the Company compensated $3,000 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

On July 15, 2010, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. (“JDF”), for the sale of a 12% convertible note in the principal amount of $150,000 (the "Note").  The financing closed on July 16, 2010.

The Note bears interest at the rate of 12% per annum.  All interest and principal must be repaid on July 15, 2011.  The Note is convertible into common stock, at JDF’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the twenty (20) trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to JDF equal to 150% of all amounts owed under the Note during the one hundred fifty (150) day period beginning on the date of issuance of the Note and expiring on the 150 date anniversary.

JDF has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The total net proceeds the Company received from this Offering on July 16, 2010 were $145,000 which is the gross proceeds less $5,000 paid to JDF’s counsel.

Additionally, the Company recorded a beneficial conversion feature on both the Asher Enterprises and JDF Capital notes, totaling $250,000 and a discount totaling $121,138, with a remaining note payable net of $144,310.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture and $121,138 and was entered through additional paid-in-capital  through July 31, 2009.  The discount of $15,448 has been amortized during the period ended July 31, 2010.

Note 10 – Stockholders’ Equity

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

Agreements for business consulting services - On August 26, 2008 the Company entered into a consulting arrangement with a company for business consulting and other services for the term of six months, and issued 150,000 shares of common stock as consideration valued at $105,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period ended July 31, 2009.

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

On February 2, 2009 the Company issued 87,500 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $28,875. The Company recorded the stock issuance as deferred compensation, of which the full $28,875 has been amortized for the period ended July 31, 2009

In February 2009 the Company issued 38,889 shares of common stock for business consulting, valued at $14,778.  The Company recorded the full value as an expense for the period ending July 31, 2009.

On April 2, 2009 the Company issued 200,000 shares of common stock to four groups engaged to provide business consulting, and other services for the term of twelve months, valued at $80,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $114,000. The Company recorded the stock issuance as deferred compensation, of which $88,667 has been amortized for the period ended July 31, 2010

In June 2009 the Company issued 75,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In June 2009 the Company issued 300,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $156,000. The Company recorded the stock issuance as deferred compensation, of which $112,667 has been amortized for the period ended July 31, 2010.

In July 2009 the Company issued 350,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $140,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has amortized for the period ended July 31, 2010.

In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $55,000 has amortized for the period ended July 31, 2010.

In August 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of three months, valued at $48,000. The Company recorded the stock issuance as deferred compensation, of which the entire amount has been amortized for the period ended July 31, 2010.

In September 2009 the Company issued 200,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of eighteen months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $42,778 has amortized for the period ended July 31, 2010.

In October 2009 the Company issued 100,000 shares of common stock to a group engaged to provide business consulting and other services for the term of twelve months, valued at $30,000. The Company recorded the stock issuance as deferred compensation, of which $25,000 has amortized for the period ended July 31, 2010.

In October 2009 the Company issued 650,000 shares of common stock to a group engaged to provide international business consulting and other services for the term of twelve months, valued at $260,000. The Company recorded the stock issuance as deferred compensation, of which $216,666 has amortized for the period ended July 31, 2010.

In March 2010 the Company entered into consulting arrangements with three companies for business consulting and other services, and issued 15,000 shares of common stock, valued at $3,285.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 24 months, valued at $125,000, and 300,000 warrants valued at $38,379. The Company recorded the stock issuance as deferred compensation, of which $20,467 has amortized for the period ended July 31, 2010.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 25,000 shares of common stock, for a term of 12 months,  valued at $6,000. The Company recorded the stock issuance as deferred compensation, of which $1,500 has amortized for the period ended July 31, 2010.

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 250,000 shares of common stock, for a term of 12 months, valued at $50,000. The Company recorded the stock issuance as deferred compensation, of which $ 12,500 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 9 months, valued at $70,000. The Company recorded the stock issuance as deferred compensation, of which $11,666 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 250,000 shares of common stock, for a term of 12 months, valued at $45,000. The Company recorded the stock issuance as deferred compensation, of which $5,625 has amortized for the period ended July 31, 2010.

In June 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 12 months, valued at $75,000. The Company recorded the stock issuance as deferred compensation, of which $8,333 has amortized for the period ended July 31, 2010.

In July 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 350,000 shares of common stock, for a term of 12 months, valued at $56,000. The Company recorded the stock issuance as deferred compensation, of which $2,333 has amortized for the period ended July 31, 2010.

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

In March 2009 MCD Trust was issued 60,000 shares of Common Stock in exchange for a loan to the Company, valued at $27,000 of which the full value was recorded as an interest expense for the period ending July 31, 2009.

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

In May 2009 MCD Trust was issued 150,000 shares of Common Stock in exchange for a loan to the Company, valued at $55,500 of which the full value was recorded as an interest expense for the period ending July 31, 2009.

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

In September 2009 100,000 shares valued at $39,000 were issued for a loan to the Company from two related parties.  The entire amount was expensed and recorded as interest expense

In October 2009 the Company issued 9,000 shares of stock each to five Dealers, valued at $3,150 as part of a dealer incentive program.   The Company recorded the full value as an expense for the period ending July 31, 2010.

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

In October 2009 the Company received $125,000 from a shareholder as a deposit for 10% interest in a future subsidiary company or shares of the Company converted at .30 per share, depending on future events.  The deposit was returned and the funds were not converted.

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

From March 10, 2010 through July 31, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 4,488,892 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 4,488,892 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $722,956.

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

In addition, the Company compensated four groups for assisting in the sale of Units by paying them commissions in the aggregate amount of $76,045 and issuing 429,111 Shares and Warrants to purchase 429,111 shares of the Company’s common stock.

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

In May 2010 the Company issued 194,122 shares as compensation valued at $34,941 and the entire amount expensed to salaries for the period ending July 31, 2010.

In May 2010 the Company issued 200,000 shares as director compensation valued at $36,000 and the entire amount expensed to salaries for the period ending July 31, 2010.

In July  2010 the Company issued 345,098 shares as compensation valued at $58,667 and the entire amount expensed to salaries for the period ending July 31, 2010.

Private Placement Warrants

As of July, 2010, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, 1,536,667, 4,318,003 and 600,000 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12
4,318,003	$0.16	March-2013
600,000	$0.16	June-2013

Following is a summary of the warrants outstanding as of July 31, 2010 and 2009 and the related activity:

	2010	2010 Weighted Average Exercise Price	2009	2009 Weighted Average Exercise Price
Outstanding at beginning of year	13,688,802	$1.01	7,081,942	$0.94
Warrants issued	4,918,003	0.16	6,606,860	0.64
Warrants exercised	(2,038,500)	-	-	-
Warrants forfeited	-	-	-	-
Warrants expired	-	-	-	-

Outstanding at end of year	16,568,305	$0.88	13,688,802	$1.01

Exercisable at end of year	16,568,305	$0.88	13,688,802	$1.01

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

Modified Black-Scholes-Based Option Valuation Assumptions	2010	2009
Fair value of options granted during the period	$5,897	$2,277,135
Expected term (in years)	3	3-5
Expected volatility	113.3%	84.6%- 99.9%
Weighted average volatility	113.3%	90.23%
Expected dividend yield	-	-
Risk-free rate	1.5%	2.24%

Stock Option Plans - The Company adopted the following plans the fiscal years ending July 31, 2009 and July 31, 2010.

The purpose of these plans is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of August 8, 2008, 3,500,000 shares have been authorized for option grants   During March 2009, the Company authorized an additional 2,000,000.   During 2009 and 2008, the Company granted 8,900,000 and 0 options, respectively.   As of July 31, 2009, outstanding options total 7,800,000. In September 2009, the Company authorized an additional 5,000,000 options.  As of July 31, 2010 the outstanding total was 3,743,334.

A summary of the status of these plans as of July 31, 2010 and changes during the period is presented in the following table:

	Shares Authorized for Grant	Options Outstanding	Weighted Average Exercise Price

Authorized, August 8, 2008	3,500,000	-
Authorized, March 19, 2009	(2,000,000)
Granted	(10,300,000)	10,300,000	$0.37
Forfeited	-	-	-
Cancelled	1,300,000	(1,300,000)	$0.63
Exercised	-	(1,200,000)	$0.50
Balance, July 31, 2009	(3,500,000)	7,800,000	$0.35

Authorized, September, 2009	5,000,000
Granted	(2,522,000)	2,522,000	$0.37
Forfeited
Cancelled	6,578,666,	(6,578,666)	$0.37
Exercised	-	-	-
Balance, July 31, 2010	5,556,666	3,743,334	$0.33

The following table summarizes information about the stock options outstanding as of July 31, 2010:

Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	7/31/2010	Life	Price	7/31/2010	Price

.30-.50	2,934,334	1.45	0.33	796,389	0.33

Total stock compensation expense recognized by the Company during the years ended July 31, 2010 and 2009 under these plans  was $5,897 and $782,519, respectively.

Note 11 – Commitments and Contingencies

Operating Leases

On October 1, 2008 we entered into two lease agreements for office and warehouse/assembly space.  On September 11, 2009, we added to our corporate office space by leasing the adjacent office suite as our space needs grew.  Our corporate headquarters is located at 818 A1A, Suite 201 and 202, and Ponte Vedra Beach, FL  32082.  The annual least cost for 6,000 square feet of office space is $86,067.

We have entered into a 36 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for Solar Energy, Inc.’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,400 and we have entered into a 36 month lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal year ending July 31, 2011	106,728

Thereafter	87,288
Total	$194,016

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

Rent expense was $131,468, and $74,085 for the year ending July 31, 2010 and twelve months ending July 31, 2009, respectively.

Management services - The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2008. There is an 18 month severance if terminated early.

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
Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year.

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.  The Company reengaged Mr. Surette for consulting services starting May 2010 through October 2010 at a rate of $10,000 per month.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $14,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early. The Company and Mr. Bakeman severed its relationship in March 2010, and all options were cancelled.

 In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were cancelled.

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

Note 12 – Non-Controlling Interest

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

In November 2009 SPI issued a total of 51,133,737 shares of common stock, of which 16,804,889 shares were issued to officers, employees and board members for services valued at $6,040.   34,996,769 shares were issued to Solar Energy Initiatives, Inc. for services and cash of the initial share issuance by SPI, which has been eliminated upon consolidation.

During the period ended April 30, 2010, SPI closed a private placement for the sale of units at $0.15 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.40.  In December 2009, 667,921 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an on going reverse merger SPI forward split shares of common stock on a [ 1 ]:[ 1.5812 ]  and increased all shareholders on a pro-rata basis.  SPI also granted 1,550,984 stock options excercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a  2.5 year life, was $297,450.

On July 13, 2010 (the “Closing Date”), the Critical Digital Data, Inc. (CDD)acquired Solar Park Initiatives, Inc., a privately owned Nevada corporation (“Solar Park”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Solar Park and Solar Park Acquisition Corp., a Nevada corporation (“Acquisition Subsidiary”) (the “Merger”).  Solar Park was organized under the laws of the State of Nevada on September 25, 2009.  Acquisition Subsidiary was a wholly-owned subsidiary of Solar Park and on the Closing Date, merged with and into Solar Park and CDD acquired the business of Solar Park pursuant to the Merger and will continue the existing business operations of Solar Park, as a publicly- traded Nevada corporation under the name “Solar Park Initiatives, Inc.”

On the Closing Date, the CDD acquired all of the issued and outstanding shares of common stock, $0.001 par value per share, of Solar Park from the holder’s of Solar Park (the “Solar Park Shareholders”) in exchange for an aggregate of 53,137,500 (post-split) newly issued shares (the “Exchange or Merger Shares”) of common stock, $0.001 par value per share (the “Common Stock”).  As a result of the Merger, Solar Park Shareholders surrendered all of their issued and outstanding common stock of Solar Park in consideration for the Merger Shares and Solar Park became a wholly-owned subsidiary of the Registrant.  The Agreement contains customary representations, warranties and covenants of the Registrant, Solar Park and the Acquisition Subsidiary, for like transactions. Breaches of representations and warranties are secured by customary indemnification provisions.

On July 13, 2010 in conjunction with the Exchange and Merger Shares the Registrant (Summerton) was issued 487,500 shares and valued at the then estimated fair value of $0.15 per share and expensed the value of $73,125 in the period ended July 31, 2010.

The parties have taken all actions necessary to ensure the Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

As of July 31, 2010 the Company retains ownership of 57.46% as the controlling interest in SPI, as reflected in our financials.   In addition, the Company is negotiating the spin-off of SPI during October 2010.

Note 13 – Equity Method Investee

During June 2010 the Company initiated the formation of a new entitvo subsidiory to hold the project costs of a 1MW solar project in Cherokee County, NC. The Company invested $30,000 of its funds into the project and also either paid cash or used accounts payable to fund the project in the total amount of $530,274. The Company has accounted for its ownership in this entity under the equity method due to common management as  well as an ownership interest of approximately 16%. As of July 31, 2010 the $530,274 recorded as other receivable  from equity method investee is due on demand and bears no interest. It is both entities intention to repay this  receivable to the Company upon the sale of the interest to third parties. Such negotiations are currently in process.

Note 14 - Related Party Transactions

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

The Company is pursuing legal action against the Note’s obligor for non-payment

There is no continuing obligation on the Company under the terms of the Convertible Note.

During March 2008 the Company granted an additional 1,000,000 shares of common stock as compensation to David Surette at a value of $0.50 or $500,000. The shares were to be issued in June, 2008, but as discussed in Note 10, the shares were canceled upon Mr. Surette’s termination.

As of July 31, 2010 and July 31, 2009, the Company has obligations to related parties for loans and related services totaling $279,947 and  $188,391, respectively.   Loans with accrued interest at 12% per annum was $7,326 as of July 31, 2010.

Note 15 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of July 31, 2010.

Note 16 – Subsequent Events

On August 6, 2010, Mark Lev resigned as director of Solar Energy Initiatives, Inc. (the “Company”).  In order to fill the vacancy after Mr. Lev’s resignation, Jack Zwick has been appointed to the Board of Directors of the Company effective August 6, 2010.

On August 9, 2010, Solar Energy Initiatives, Inc. (the “Company”) entered into  a Securities Purchase Agreement with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $53,000 (the "Note").  The financing closed on August 20, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on August 11, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering on August 11, 2010 was $53,000.

In addition, the Company compensated $3,000 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

During August 2010 the Company retroactively increased the latest Private Placement Memorandum shares within the units purchased to be consistent with current PPM unit pricing.  This retroactive pricing increased the number of shares outstanding by 1,495,744.

During August, 2010 through November, 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,072,924 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,072,924 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $399,480.

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

In addition, the Company compensated four groups for assisting in the sale of Units by paying them commissions by issuing 409,103 Shares and Warrants to purchase 409,103 shares of the Company’s common stock.

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

During August 2010 Solar Park Initiatives renegotiated the stock issuances with shareholders of Solar Park Initiatives including Solar Energy Initiatives.  There were 3,966,523 shares cancelled during the renegotiation.

During October 2010 Solar Energy Initiatives, Inc (SNRY) announced that Solar Park Initiatives, Inc. (SOPV) will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), which will enable SNRY to distribute SOPV shares upon being declared effective.  Under the spin-off agreement, Solar Energy Initiatives' shareholders as of market close on October 29, 2010 will receive one share of Solar Park Initiatives for every two shares of Solar Energy Initiatives that they own. Upon the Registration Statement being declared effective by the SEC, Solar Energy Initiatives will distribute the shares of Solar Park Initiatives common stock to SNRY stakeholders.

During October 2010 the Company issued 400,000 shares to four directors as director fees for fiscal year 2011 for a total value of $68,000.

In October 2010 the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 477,778 shares of common stock for a total of $80,000.

In October 2010 warrant holders exercised cashless warrants for a net amount of 154,320 shares of common stock for $24,691.