Form 10-Q
period 2010-10-31
Solar Energy Initiatives, Inc.
filed 2010-12-20
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of December 17, 2010 the Company had 43,528,884 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
Form 10-Q for the Quarter Ended October 31, 2010

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

The following information should be read in conjunction with the Financial Statements filed on Form 10K as of July 31, 2010 and the condensed consolidated Financial Statements and the accompanying Notes to condensed consolidated Financial Statements included in this Report on Form 10-Q. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010
ASSETS	(unaudited)

Current assets
Cash and cash equivalents	$150,110	$30,153
Accounts receivable, net	71,142	26,124
Other receivable from equity method investee	200,342	530,274
Inventory	220,760	208,417
Prepaid and other current assets	16,737	2,789
Total current assets	659,091	797,757

Intangible assets	50,480	-
Investment in equity method investee	30,000	30,000
Fixed assets, net	23,404	25,369
Deposits	3,598	3,598
Total assets	$766,573	$856,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,159,058	$1,158,588
Accounts payable, related parties	16,432	20,352
Commissions payable	2,382	1,882
Due to related parties	285,492	280,638
Accrued expenses	116,816	242,309
Deferred revenue	34,351	79,230
Convertible debentures, net	279,779	144,310
Total current liabilities	1,894,310	1,927,309

Commitments and contingencies	-	-

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
42,225,404 and 35,405,535 issued and outstanding,
respectively	42,225	35,406
Paid-in capital	11,853,461	10,564,804
Deferred compensation	(696,948)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(12,276,645)	(11,002,334)
Total Solar Energy Initiative Inc shareholders' deficit	(1,077,907)	(1,004,659)
Non-controlling interest	(49,830)	(65,923)
Total stockholders' deficit	(1,127,737)	(1,070,583)
Total liabilities and stockholders' deficit	$766,573	$856,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,
	2010	2009

Revenues, net	$482,410	$1,011,950
Cost of sales	342,006	750,416
Gross profit	140,404	261,534

Operating expenses
Selling, general and administrative	1,396,768	1,208,378
Total operating expenses	1,396,768	1,208,378

Loss from operations	(1,256,364)	(946,844)

Other income (expense)	-	-
Interest expense	(96,532)	(46,452)
Total other income (expense)	(96,532)	(46,452)

Loss before provision for income taxes	(1,352,896)	(993,296)
Provision for income taxes	-	-
Net loss	(1,352,896)	(993,296)

Less: Loss attributable to non-controlling interest	(78,585)	-
Loss attributable to Solar Energy Initiatives, Inc.	$(1,274,311)	$(993,296)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	37,629,095	23,771,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional	Deferred	Common			Total
			Paid-in	Comp	Stock	Accumulated	Non-Controlling	Stockholders
	Shares	Amount	Capital		Subscription	Deficit	Interest	Deficit

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	154,320	154	(154)	-	-	-	-	-

Shares issued for payment of services, including	477,778	478	99,855	-	-	-	-	100,333
accounts payable of $30,333
Shares issued for retroactive treament of share price	1,495,744	1,495	177,994	-	-	-	-	179,490

Shares cancelled	(90,000)	(90)	(19,910)	-	20,000	-	-	-

Shares issued for employee compensation	500,000	500	77,500	-	-	-	-	78,000

Shares issued for deferred compensation	800,000	800	103,200	(104,000)	-	-	-	-

Amortization of deferred compensation expense	-	-	-	296,627	-	-	-	296,627

Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518		-	-	-	325,000

Discount on notes due to beneficial conversion feature	-	-	43,360		-	-	-	43,360

Acquisition and ownership changes in subsidiary	-	-	485,294	(307,040)	-	-	94,678	272,932

Net loss	-	-	-	-	-	(1,274,311)	(78,585)	(1,352,895)

Balances, Octoer 31, 2010 (unaudited)	42,225,404	$42,225	$11,853,461	$(696,948)	$-	$(12,276,645)	$(49,830)	$(1,127,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended October 31, 2010	For the three months ended October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,352,896)	(993,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,965	1,862
Amortized discount on note payable	85,829	-
Stock based compensation	667,081	405,647
Stock issued for retroactive treatment on stock	179,490	-
Stock issued for loan fees	-	30,000
Changes in operating assets and liabilities:
Accounts receivable	(45,018)	(119,364)
Other receivables	329,932	168,932
Inventory	(12,343)	(98,995)
Prepaid expenses and other current assets	(13,948)	(3,219)
Accounts payable	470	(219,197)
Accounts payable, related party	26,413	-
Commissions payable	500	(54,766)
Accrued expenses	(125,493)	(90,794)
Deferred revenue	(44,879)	92,426
Due to related party	4,854	-
Net cash used by operating activities	(298,043)	(880,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(5,892)
Net cash used by investing activities	-	(5,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	325,000	611,523
Proceeds from related parties	-	50,000
Proceeds paid to related parties	-	(137,175)
Proceeds from convertible debentures	93,000	-
Principal payments on notes payable	-	(80,000)
Proceeds received from shareholder	-	125,000
Net cash provided by financing activities	418,000	569,348

Net increase (decrease) in cash and cash equivalents	119,957	(317,308)

Cash and cash equivalents at beginning of year	30,153	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,110	$688,320

	For the three months ended October 31, 2010	For the three months ended October 31, 2009

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$37,463
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$411,040	$517,000
Discounts from warrants and beneficial conversion feature	$43,360	0
Subsidiary options granted for intangible assets	$50,480
Stock issued for accounts payable	$30,333
Common stock issued for loan fees	$-	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2010
(UNAUDITED)

Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to development large utility-scale solar projects.  Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and Solar Park Initiatives, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

 Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. These three business lines are described below:

The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. We will sell most of our projects and earn a developer fee. When it makes economic sense and we can find a financial institution that will provide adequate construction and long term financing, we will build the development and become an owner/operator of the solar array..

The Solar-EOS business unit is dedicated to the education and continuous improvement of solar energy trade professionals. Solar-EOS has expanded its operations and training facilities to include internet training and webinars, along with expanded training facilities in South Carolina.  Working with the County of  Williamsburg and the State of South Carolina, Solar-EOS is attempting to  increase its training and education abilities.

The SNRY-Solar business unit is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.  The Company recently improved its ability to manage and increase its dealer network through hiring professional operating management within this network of dealers.
.

Through its diversified portfolio of solar businesses, The Company is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy-us.com.

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

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  Currently the Company has found a very good working business model, working with many states and counties and banks that understand how to make the solar projects successful.  The executive management has currently been focusing on this working business model to improve profit margins, identify viable and bankable projects of significant size, and to install using all efforts towards those financially viable projects. We have obtained the expertise, and continue to seek the necessary capital to further develop our plan and focus on this improved business model.  Our management has found the necessary expertise focusing on these strategies, however if we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

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

Basis of Presentation — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. for the years ended July 31, 20010 and 2009 appearing in the Company’s Form 10-K. The October 31, 2010 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were no uncollectible amounts as of October 31, 2010.

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

Investments in Companies Accounted for Using the Equity or Cost Method – Investments in equity method investees are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment.  When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.  When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.  The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

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

Business Combinations and Consolidation

On January 31, 2010, the Company adopted new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The guidance on business combinations impacts the accounting for any business combinations completed after January 31, 2010. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. The guidance on non-controlling interests changes the accounting and reporting for minority interests, which have been recharacterized as non-controlling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with this guidance. All other requirements of this guidance will be applied prospectively. The adoption of the guidance on non-controlling interests did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment removes the concept of a qualifying special-purpose entity and requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This amendment also requires additional disclosures about any transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This amendment is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. As of December 20, 2010, the Company has approximately $40 million of trade receivables associated with factoring and securitization programs that are not recognized on the balance sheet. The Company is currently evaluating these arrangements as well as any other potential impact of adopting this amendment.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of October 31, 2010 inventory was $220,760.  Inventory was acquired during the four most recent quarters, therefore there is no write-down.

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

Long-Lived Assets and Impairment - Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.  As of October 31, 2010 and July 31, 2010, there were no long lived assets.

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

Stock Options

The Company has estimated the fair value of its option awards granted after January 1, 2008 using a modified Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of October 31, 2010, SFAS No. 166 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of October 31, 2010, SFAS No. 167 has not been added to the Codification.

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

Note 5 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.    Inventory consisted of the following as of October 31, 2010 and July 31, 2010.

	October 31, 2010	July 31, 2010
Photovoltaic Solar panels and components	$178,367	166,024
Thermal Solar panels and components	42,393	42,393
Other components and materials	-	-
Total Inventory as of	$220,760	$208,417

Note 6 – Fixed Assets

Fixed assets consisted of the following as of October 31, 2010 and July 31, 2010:

Category	Useful Lives	October 31, 2010	July 31, 2010

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		16,010	14,045
Net fixed assets		$23,404	$25,369

During the three month period ended October 31, 2010 and October 31, 2009 depreciation, totaling $1,965 and $1,862, respectively, was charged to selling, general and administrative expenses.

Note 7 – Accrued Expenses

Accrued expenses consist of the following as of October 31, 2010 and July 31, 2010:October 31,         July 31,

	2010	2010
Interest for notes and convertible debentures	$6,834	$1,408
Salaries and taxes payable	82,141	156,385
Supplies	2,230	25,182
Capital development costs	-	13,270
Legal and Professional Expenses	25,611	46,064
	$116,816	$242,309

Note 8 – Convertible Debentures

In November 2008, the Company entered into a convertible debenture agreement for $325,000 with four private investors.  The debenture is convertible into 1,300,000 shares of common stock at $0.25 per share.  In addition, we issued 1,000,000 “A” Warrants and 1,000,000 “B” warrants exercisable on a cash basis equal to $0.50 and $1.00 respectively.  The A warrants can be exercised for cash and will survive for two years from the closing date.  The “B” warrants can be exercised for cash and will survive three years from the Closing Date.  The Company shall have the right to call the “A” warrants if its stock trades at or is otherwise valued at, or above $1.00 per share for 10 consecutive days.   The Company shall have the right to call the “B” warrants if its stock trades at, or is otherwise valued at, or above $1.50 per share for 10 consecutive days.  The Company shall have the right, upon written notice to the holder to reduce the exercise period of the Warrants to a period of 15 days beginning on the date of the written notice.    Each of the four private investors were issued convertible debentures with an interest rate of 12% per annum based on the number of days the debt has been outstanding, from the date of the loan through the date of repayment.    The warrant component of the promissory notes was valued at $144,493 using the Black- Sholes Method.   Additionally, the Company recorded a beneficial conversion feature totaling $180,507.  The value of the warrants and the beneficial conversion feature was recorded as a discount to the convertible debenture and $325,000 was expensed through July 31, 2009.   The debentures were converted to stock as of July 21, 2009 and   1,300,000 shares were issued, and accrued interest of $28,093 was paid in August 2009

On June 29, 2010, the Company entered into  a  Securities   Purchase   Agreement   with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $100,000 (the "Note").  The financing closed on July 2, 2010.

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

In addition, the Company compensated $3,000 to a company for legal services to complete the Note and Purchase Agreement.

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

On August 9, 2010, the Company entered into  a Securities Purchase Agreement with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $53,000 (the "Note").  The financing closed on August 20, 2010.

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

In addition, the Company compensated $3,000 to a company for legal services to complete the Note and Purchase Agreement.

On October 26, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note").  The financing closed on October 26, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 28, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total gross proceeds the Company received from this Offering on October 26, 2010 was $40,000.

Note payable as of October 31, 2010:	$343,000
Discounts on note payable	(63,221)
Notes payable as of October 31, 2010	$279,779

Note 9 – Stockholders’ Equity

Common Stock - On July 30, 2008, the shareholders of the Company voted to increase its authorized capital stock from 15,000,000 common shares to 100,000,000 common shares, $0.001 par value per share.

During the three months ending October 31, 2010:

On August 6, 2010, Mark Lev resigned as director of the Company.  In order to fill the vacancy after Mr. Lev’s resignation, Jack Zwick has been appointed to the Board of Directors of the Company effective August 6, 2010.

During August 2010 the Company retroactively increased the latest Private Placement Memorandum shares within the units purchased to be consistent with current PPM unit pricing.  This retroactive pricing increased the number of shares outstanding by 1,495,744 with a fair market value of $179,490.

During August 2010 through November 2010, the Company completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,482,027shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,482,027 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $321,518.

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

During September 2010, Solar Park Initiatives (“SOPV”) renegotiated the stock issuances with shareholders of Solar Park Initiatives including Solar Energy Initiatives.  There were 7,427,972 shares cancelled during the renegotiation.

During October the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 477,778 shares of common stock for a total of $100,333.  The full amount is expensed in the financial statements as of October 31, 2010.

During October 2010, the Company announced that SOPV will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), which will enable the Company to distribute SOPV shares upon being declared effective.  Under the spin-off agreement, the Company’s shareholders as of market close on October 29, 2010, will receive one share of SOPV for every two shares of the Company’s stock that they own. Upon the Registration Statement being declared effective by the SEC, the Company will distribute the shares of SOPV common stock to the Company’s stakeholders.

During three month period ending October 31, 2010 the Company issued 500,000 shares to four directors as director fees for fiscal years 2010 and 2011 for a total value of $78,000.

In October 2010 the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 800,000 shares of common stock for a total of $104,000.  These agreements are for services over a period of 3 to 24 months and have expensed $8,083 of cost through October 31, 2010.  Amortization for all deferred compensation agreements was $192,627 for the period ended October 31, 2010.

During the period ending October 31, 2010 the Company cancelled common shares of 90,000 for a value of $20,000.

In October 2010 warrant holders exercised cashless warrants for a net amount of 154,320 shares of common stock for $154.

On October 26, 2010, the Company entered into a Securities Purchase Agreement with  Asher, for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note").  The financing closed on October 26, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 28, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total gross proceeds the Company received from this Offering on October 26, 2010 were $40,000.

Note 10 – Commitments and Contingencies

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

 We have entered into a 36 month lease.  In addition, we have leased 6,000 square feet of warehouse/assembly and office space for the Company’s operations.  Located at 10330 Chedoak Ct., Suite 101, Jacksonville, FL  32218, our annual lease cost will be $45,400 and we have entered into a 36 month lease.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

For the remaining nine months ending July 31, 2011	96,600

Thereafter	87,288
Total	$183,888

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

Rent expense was $30,690 and $32,946 for the three month period ending October 31, 2010 and 2009, respectively.

Note 11 – Non-Controlling Interest

On September 25, 2009 the Company formed Solar Park Initiatives Inc, (“SPI”) at that time a wholly owned subsidiary. In October 2009, the Company announced that it was planning to spin-off SPI, to its shareholders of record as of October 15, 2009, and that it hired Mr. Michael Gorton as the CEO of the new company.  The Company’s shareholders of record, as of October 15, 2009, were to receive one common share of SPI stock for every two common shares of the Company owned.    The distribution of such shares was contingent upon SPI making the required filings with the Securities and Exchange Commission.  The Company is currently evaluating other options with respect to the proposed spin off of SPI.  The tax implications for shareholders of the company are uncertain at this time.

In November 2009 SPI issued a total of 51,133,737 shares of common stock, of which 16,804,889 shares were issued to officers, employees and board members for services valued at $6,040.   34,996,769 shares were issued to the Company for services and cash of the initial share issuance by SPI, which has been eliminated upon consolidation.

During the period ended April 30, 2010, SPI closed a private placement for the sale of units at $0.15 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.40.  In December 2009, 667,921 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an on going reverse merger SPI forward split shares of common stock on a [ 1 ]:[ 1.5812 ]  and increased all shareholders on a pro-rata basis.  SPI also granted 1,550,984 stock options exercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a  2.5 year life, was $297,450.

On July 13, 2010, (the “Closing Date”), Critical Digital Data, Inc. (“CDD”) acquired SPI pursuant to an Agreement and Plan of Merger and Reorganization (the “Agreement”) with SPI and Solar Park Acquisition Corp., a Nevada corporation (“Acquisition Subsidiary”) (the “Merger”).  SPI was organized under the laws of the State of Nevada on September 25, 2009.  Acquisition Subsidiary was a wholly-owned subsidiary of SPI and on the Closing Date, merged with and into SPI and CDD acquired the business of SPI pursuant to the Merger and will continue the existing business operations of SPI, as a publicly- traded Nevada corporation under the name “Solar Park Initiatives, Inc.”

On the Closing Date, CDD acquired all of the issued and outstanding shares of common stock, $0.001 par value per share, of SPI from the holder’s of SPI (the “Solar Park Shareholders”) in exchange for an aggregate of 53,137,500 (post-split) newly issued shares (the “Exchange or Merger Shares”) of common stock, $0.001 par value per share (the “Common Stock”).  As a result of the Merger, SPI Shareholders surrendered all of their issued and outstanding common stock of SPI in consideration for the Merger Shares and SPI became a wholly-owned subsidiary of the Registrant.  The Agreement contains customary representations, warranties and covenants of the Registrant, SPI and the Acquisition Subsidiary, for like transactions.  Breaches of representations and warranties are secured by customary indemnification provisions.

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

As of October 31, 2010, the Company retains ownership of 64.8% as the controlling interest in SPI, as reflected in our financials.   In addition, SPI negotiated the spin-off of SPI during the three months ended October 31, 2010.  During September 2010, SPI renegotiated the stock issuances with shareholders of SPI, including the Company.  There were 7,427,972 shares cancelled during the renegotiation.

Note 12 – Equity Method Investee

During June 2010 the Company initiated a subsidiary to hold the project costs of a 1MW solar project in Cherokee County, NC.  The Company invested $30,000 of its funds into the project and also either paid cash or used accounts payable to fund the project.  As of October 31, 2010 the investment in subsidiary under the equity method for the investee classified as other receivable from equity method investee is $200,342.  The Company is currently proposing to either fully fund the project or sell the project to investors.

On September 28, 2010, Martins Creek Solar NC, LLC (the “Borrower”), a subsidiary that is 1/6th  owned by the Company, entered into a Loan Agreement with Nantahala Bank & Trust Co. (the “Lender”) pursuant to which the Lender agreed to loan the sum of up to $1,222,000 (the “Loan”) in consideration for a promissory note from the Borrower in the amount of $1,222,000 (the “Note”).  Pursuant to the terms of the Note, the Borrower promises to repay to the Lender the principal sum of the Loan together with all accrued but unpaid interest on or before January 1, 2011.  The Note carries a simple interest rate of 6.99% per annum and interest only payments shall be due and payable monthly on the first day of each month beginning October 1, 2010 and continuing until January 1, 2011.

The Borrower’s obligation for payment of the Note is collateralized by a first secured interest in all of the Borrower’s rights, title and interest in and to all equipment and the project to develop the solar facility with Cherokee County Board of Education.

In connection with the Loan Agreement and the Note, SNRY Power, Inc., a wholly owned subsidiary of the Company, executed an unconditional guarantee of payment and performance for the full and prompt payment of the Loan to the Lender and performance of all obligations of the Borrower under the terms of the Loan Agreement and the Note.  Further, David Fann, Kevin Cassell, James Roberson, and J. Everett Airington each, jointly and severally, executed limited guarantees of payment and performance limited to 20% of all amounts owing to the Lender under Note at the time demand for payment is made.

Note 13 - Related Party Transactions

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

As of October 31, 2010 and October 31, 2009, the Company has obligations to related parties for loans and related services totaling $274,925 and $101,216, respectively.   Loans with accrued interest at 12% per annum were $10,567 as of October 31, 2010.

Note 14 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of October 31, 2010.  The company is estimating a net operating loss of over $12,000,000.

Note 15 – Subsequent Events

During December 2010 the Company retroactively increased the latest Private Placement Memorandum shares within the units purchased to be consistent with current PPM unit pricing.  This retroactive pricing increased the number of shares outstanding by 1,993,997 with a fair market value of $79,750.

During December 2010 the Company assigned and transferred related party notes of $100,000 to companies for stock of 1,739,095 and cash of $100,000.

During December 2010, the Company renegotiated its lease in Ponte Vedra Beach, FL for 2300 sq. ft. for the remaining 19 months at a monthly cost of $2,800.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated approximately $482,410 in revenues from operations for the quarter ended October 31, 2010.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with three principal operating groups focused on large-scale projects, solar education and distribution of solar products. These three business lines are described below:

The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. We will sell most of our projects and earn a developer fee. When it makes economic sense and we can find a financial institution that will provide adequate construction and long term financing, we will build the development and become an owner/operator of the solar array..

The Solar-EOS business unit is dedicated to the education and continuous improvement of solar energy trade professionals. Solar-EOS has expanded its operations and training facilities to include internet training and webinars, along with expanded training facilities in South Carolina.  Working with the County of  Williamsburg and the State of South Carolina, Solar-EOS is attempting to  increase its training and education abilities.

The SNRY-Solar business unit is a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.  The Company recently improved its ability to manage and increase its dealer network through hiring professional operating management within this network of dealers.

Through its diversified portfolio of solar businesses, The Company is committed to restoring the nation’s economy through a grassroots campaign called ‘Renew the Nation’.  Renew the Nation brings together a broad alliance of public and private sector interests focused on workforce development, job creation and economic growth through solar energy. For more information please visit www.solarenergy-us.com.

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

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  Currently the Company has found a very good working business model, working with many states and counties and banks that understand how to make the solar projects successful.  The executive management has currently been focusing on this working business model to improve profit margins, identify viable and bankable projects of significant size, and to install using all efforts towards those financially viable projects. We have obtained the expertise, and continue to seek the necessary capital to further develop our plan and focus on this improved business model.  Our management has found the necessary expertise focusing on these strategies, however if we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

The following table sets forth our statements of operations data for the three and nine months ended October 31, 2010, and October 31, 2009.

Summary Income Statement

	For the Three Months Ending Oct 31, 2010	For the Three Months Ending Oct31, 2009

Revenues, net	$482,410	$1,011,950
Gross profit (loss)	140,404	261,534
Selling, general and administrative expenses	1,396,768	1,208,378

Total operating expenses	1,396,768	1,208,378
Loss from operations	(1,256,364)	(946,844)
Other Income (Expense)	(96,532)	(46,452)
Loss from operations before income taxes	(1,352,896)	(993,296)
Income tax provision	-	-
Net loss	(1,352,896)	(993,296)
Less: Loss attributable to non-controlling interest	(78,585)	-
Loss attributable to Solar Energy Initiatives, Inc.	$(1,274,311)	(993,296)

THREE MONTHS ENDED OCTOBER 31, 2010 AND OCTOBER 31, 2009

Results of Operations

For the three months ended October 31, 2010, we generated $482,410  in revenues from operations and we incurred a loss of $1,274,311 attributable to Solar Energy Initiatives, Inc , of which $667,081 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of October 31, 2010, we had $150,110 in cash, and negative working capital of $(1,235,219).

Revenues

For the three months ended October 31, 2010, we had revenues of $482,410 compared to $1,011,950 for the three months ended October 31, 2009.  Revenues for the three months ended October 31, 2010 reflect dealer training and sales of solar energy systems and equipment.  For the three months ended October 31, 2009 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

 For the three months ended October 31, 2010 our Cost of Goods Sold were $342,006 compared to $750,416 for the three months ended October 31, 2009, resulting in a gross profit from operations of $140,404 (29.1%) compared to $261,534 (25.8%) respectively.   The increase in cost of sales is a result of increased sales of higher margin training and PV sales during the period compared to prior year and reduced sales of lower margin PV sales.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended October 31, 2010 were $1,396,768 compared with $1,208,378 for the same period ending October 31, 2009.    Major changes in S, G & A expenses were;

●	Salaries and wages reduced to $209,084 in 2010 compared to $287,120 in 2009 primarily related to additions in staff.
●	Travel and entertainment reduced to $18,266 in 2010 compared with $74,445 in 2009 primarily related to lower travel and procurement related activities
●	Cash and stock based consulting and director’s costs increased to $667,081 in 2010 from $405,647 in 2009 resulting primarily of outside consulting firms compensated in stock.
●	Subsidiary costs of SG&A have increased to $261,147.19 in 2010 from $0 in 2009 results.

Other income (expense)

For the three months ended October 31, 2010 interest expense was $96,532, due to interest related to, loans from shareholders, and note interest, compared with $46,452 for the same period ending October 31, 2009.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $1,274,311 for the three months ended October 31, 2010 compared with $993,296 for the period ending October 31, 2009.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $78,585 for the three months ended October 31, 2010 and $0 for the period ending October 31, 2009.

Liquidity and Capital Resources

As of October 31, 2010, we had cash of $150,110 and working capital deficit of $(1,235,219), compared with $688,320 in cash and working capital, of $34,497 as of October 31, 2009.  During the quarter ended October 31, 2010, we funded our operations from private sales of equity securities and the revenue generated from operations on a limited basis.  For the same period in 2009, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

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

As we continue to develop our business, we will be required to raise additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.   We have raised $325,000 since the July 31, 2010 period end and may require approximately $1,200,000 of additional capital funding to allow us to continue the execution of our business plan through July 31, 2011.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business.  Management has put into place cost control actions that will be continually evaluated and adjusted as the business matures to self sustaining operations.

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

Significant Capital Expenditures

During the three months ended October 31, 2010, we acquired $0 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We generated revenue of $482,410 for the quarter ended October 31, 2010.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended October 31, 2010 and July 31, 2010, we have incurred a cumulative net loss of $12,276,645 and $11,002,334 respectively from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

During the three months ending October 31, 2010:

On August 6, 2010, Mark Lev resigned as director of the Company.  In order to fill the vacancy after Mr. Lev’s resignation, Jack Zwick has been appointed to the Board of Directors of the Company effective August 6, 2010.

On August 9, 2010, the Company entered into a Securities Purchase Agreement with  Asher, for the sale of an 8% convertible note in the principal amount of $53,000 (the "Note").  The financing closed on August 20, 2010.

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

In addition, the Company compensated $3,000 a company for legal services to complete the Note and Purchase Agreement.

During August 2010 the Company retroactively increased the latest Private Placement Memorandum shares within the units purchased to be consistent with current PPM unit pricing.  This retroactive pricing increased the number of shares outstanding by 1,495,744 with a fair market value of $179,490.

During August 2010 through November 2010, the Company completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 3,482,027shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,482,027 shares of common stock with an exercise price of $0.16 per share for aggregate net proceeds of $321,518.

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

During September 2010, Solar Park Initiatives (“SOPV”) renegotiated the stock issuances with shareholders of Solar Park Initiatives including Solar Energy Initiatives.  There were 7,427,972 shares cancelled during the renegotiation.

During October the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 477,778 shares of common stock for a total of $100,333.  The full amount is expensed in the financial statements as of October 31, 2010.

During October 2010, the Company announced that SOPV will file a registration statement during the fourth quarter of 2010 with the U.S. Securities and Exchange Commission (SEC), which will enable the Company to distribute SOPV shares upon being declared effective.  Under the spin-off agreement, the Company’s shareholders as of market close on October 29, 2010, will receive one share of SOPV for every two shares of the Company’s stock that they own. Upon the Registration Statement being declared effective by the SEC, the Company will distribute the shares of SOPV common stock to the Company’s stakeholders.

During three month period ending October 31, 2010 the Company issued 500,000 shares to four directors as director fees for fiscal years 2010 and 2011 for a total value of $78,000.

In October 2010 the Company entered into consulting arrangements with two companies for business consulting and other services, and issued 800,000 shares of common stock for a total of $104,000.  These agreements are for services over a period of 3 to 24 months and have expensed $8,083 of cost through October 31, 2010.  Amortization for all deferred compensation agreements was $192,627 for the period ended October 31, 2010.

During the period ending October 31, 2010 the Company cancelled common shares of 90,000 for a value of $20,000.

In October 2010 warrant holders exercised cashless warrants for a net amount of 154,320 shares of common stock for $154.

On October 26, 2010, the Company entered into a Securities Purchase Agreement with  Asher, for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note").  The financing closed on October 26, 2010.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid on July 28, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total gross proceeds the Company received from this Offering on October 26, 2010 were $40,000.

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

SOLAR ENERGY INITIATIVES, INC.

Dated: December 20, 2010	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2010	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

	By:	/s/ J. Everett Airington
J. Everett Airington
Director

	By:	/s/ Jack Zwick
Jack Zwick
Director