Form 10-Q
period 2011-01-31
Solar Energy Initiatives, Inc.
filed 2011-03-23
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended January 31, 2011

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________    to       ___________

http://www.solarenergyinitiatives.com/index.html

Solar Energy Initiatives, Inc.

(Exact name of registrant as specified in its charter)

Delaware	333-148155	20-5241121
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of March 22, 2011 the Company had 100,000,000 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
FORM 10−Q FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Solar Energy Initiatives, Inc.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	January 31, 2011	July 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$4,205	$30,153
Accounts receivable, net	90,591	26,124
Other receivable from equity method investee	243,880	530,274
Inventory	63,501	208,417
Prepaid and other current assets	10,119	2,789
Total current assets	412,296	797,757

Investment in equity method investee	30,000	30,000
Fixed assets, net	21,439	25,369
Deposits	3,598	3,598
Total assets	$467,333	$856,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,194,677	$1,158,588
Accounts payable, related parties	15,558	20,352
Commissions payable	145	1,882
Due to related parties	249,723	280,638
Accrued expenses	170,099	242,309
Deferred revenue	2,750	79,230
Convertible debentures, net	275,082	144,310
Total current liabilities	1,908,034	1,927,309

Commitments and contingencies
Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized
46,538,775 and 35,405,535 issued and outstanding,
respectively	46,539	35,406
Common stock payable	50	-
Paid-in capital	12,001,971	10,564,804
Deferred compensation	(264,539)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(13,224,722)	(11,002,334)
Total Solar Energy Initiative Inc shareholder's deficit	(1,440,701)	(1,004,659)
Non-controlling interest	-	(65,923)
Total stockholders' deficit	(1,440,201)	(1,070,583)
Total liabilities and stockholders' deficit	$467,333	$856,726

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	January 31, 2011	January 31, 2010

Revenues, net	$282,495	$1,273,506
Cost of sales	215,325	974,120
Gross profit	67,170	299,386

Operating expenses
Selling, general and administrative	1,012,488	1,286,618
Total operating expenses	1,012,488	1,286,618

Loss from operations	(945,318)	(987,232)

Other income (expense)	-	(2,148)
Interest expense	(89,857)	(15,367)
Total other income (expense)	(89,857)	(17,515)

Loss before provision for income taxes	(1,035,175)	(1,004,747)
Provision for income taxes	-	-
Net loss	(1,035,175)	(1,004,747)

Loss attributable to non-controlling interest	(87,098)	(79,955)
Loss attributable to Solar Energy Initiatives, Inc.	$(948,077)	$(924,792)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding – basic and diluted	43,594,220	26,257,390

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2011	January 31, 2010

Revenues, net	$764,905	$2,285,456
Cost of sales	557,331	1,724,536
Gross profit	207,574	560,920

Operating expenses
Selling, general and administrative	2,409,256	2,494,996
Total operating expenses	2,409,256	2,494,996

Loss from operations	(2,201,682)	(1,934,076)

Other income (expense)	-	(2,148)
Interest expense	(186,389)	(61,819)
Total other income (expense)	(186,389)	(63,967)

Loss before provision for income taxes	(2,,388,071)	(1,998,043)
Provision for income taxes	-	-
Net loss	(2,388,071)	(1,998,043)

Loss attributable to non-controlling interest	(165,683)	(79,955)
Loss attributable to Solar Energy Initiatives, Inc.	$(2,222,388)	$(1,918,088)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding – basic and diluted	40,568,452	24,984,345

The accompanying notes are an integral part of these condensed financial statements.

Solar Energy Initiatives, Inc.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In	Deferred	Common Stock	Common Stock	Accumulated	Non- Controlling	Total Stockholders
	Shares	Amount	Capital	Comp	Payable	Subscription	Deficit	Interest	Deficit
Balances, July 31, 2010 (audited)	35,405.535	$35,406	$10,564,804	$(582,535)	$-	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)
Shares issued for cashless warrants	154,320	154	(154)
Shares issued for payment of services, including accoutns payable of
$30,333	477,778	478	99,855						100,333
Shares issued for retroactive treatment of share price	1,495,744	1,496	177,994						179,490
Shares cancelled	(90,000)	(90)	(19,910)			20,000			-
Shares issued for employee compensation	500,000	500	77,500						78,000
Shares issued for deferred compensation	800,000	800	103,200	(104,000)					-
Amortization of deferred compensation expense				296,627					296,627
Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518						325,000
Discount on notes due to beneficial conversion feature			43,360						43,360
Acquisition and ownership changes in subsidiary			485,294	(307,040)				94,678	272,932
Net loss							(1,274,311)	(78,585)	(1,352,896)
Balances, October 31. 2010(Unaudited)	42,225,404	$42,225	$11,853,461	$(696,948)	$-	$-	(12,276,645)	$(49,830)	$(1,127,736)
Shares issued for convertible debt	3,830.386	3,830	125,170						129,000
Shares issued for payment of services	917,600	918	37,276	(28,544)	50				9,700
Amortization of deferred compensation expense				353,999					353,999
Shares cancelled	(434,615)	(434)	434						-
Discount on notes due to beneficial conversion feature			34,672						34,672
Acquisition and ownership changes in subsidiary			(49,042)	106,954				136,928	194,840
Net loss							(948,077)	(87,098)	(1,035,175)
Balances, January 31, 2011(unaudited)	46,538.775	$46,539	$12,001,971	$(264,539)	$-	$-	$(13,224.722)	$(0)	(1,440,701)

The accompanying notes are an integral part of these condensed financial statements.

Solar Energy Initiatives, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended	For the Six Months Ended
	January 31, 2011	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,388,071)	$ ( L998,043)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,904	1,872
Amortized discount on note payable	144,804
Stock based compensation	1,125,966	727,255
Stock issued for retroactive treament of stock	179,490
Changes in operating assets and liabilities:
Accounts receivable	(64,467)	(446,916)
Other receivable investee	286,394	168,932
Inventory	144,916	(2,043,786)
Prepaid expenses and other current assets	(7,330)	(8,072)
Deposits		(500)
Accounts payable	131,162	2,065,869
Accounts payable, related party	(4,794)
Commissions payable	(1,737)	(67,220)
Accrued expenses	(19,133)	6,801
Deferred revenue	(76,480)	(27,197)
Due to related party	17,184	0
Net cash used by operating activities	(526,191)	(1,621,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(10,152)	(4,030)
Spin off of Solar Park Initiatives	(4,604)
Net cash used by investing activities	(14,756)	(4,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred offering costs		(15,000)
Net proceeds from private placements	325,000	711,523
Proceeds from related parties		135,000
Proceeds paid related parties		(I84,150)
Proceods received from shareholder		125,000
Proceeds from notes	190,000
Net cash provided by financing activities	515,000	772,373

Net increase (decrease) in cash and cash equivalents	(25,948)	(852,662)
Net cash provided from non-controlling interest
Cash and cash equivalents at beginning of year	30,153	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,205	$152,966

 The accompanying notes are an integral part of these condensed financial statements.

Supplemental schedule of non-cash investing and financing activities:

	For the Six Months Ended	For the Six Months Ended
	January 31, 2011	January 31, 2010
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$186,389	$15,367
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Spin off of Solar Park:
Cash	$4,604	-
Other assets	40,204	-
Property and equipment	8,178	-
Accounts payable	(64,738)	-
Accrued expenses	(53,077)	-
Due to Solar Park	51,901	-
Notes payable	(97,000)	-
Deferred compensation	488,251	-
Stock payable	(268)	-
Additional paid in capital	(378,056)	-
Total Spin -Off	$-	$-

Stock issued for deferred compensation	$813,584	$493,111
Discounts from warrants and beneficial conversion feature	$78,032	$-
Subsidiary options granted for other assets	$40,204	$-
Stock issued for accounts payable	$30,333	$-
Stock issued for conversion of notes payable	$129,000	$-
Common stock subscription cancelled	$(20,000)	$-
Due to related parties purchased by third parties	$100,000	$-
Stock payable for services	$(50)	$-

The accompanying notes are an integral part of these condensed financial statements.

Solar Park Initiatives, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENT
AS OF JANUARY 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS

Company Overview

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to development large utility-scale solar projects.  Solar Park Initiatives, Inc. was spun-off by the Company on January 19, 2011 and remains an affiliate stock holder and still has a 22% interest in SPI.  In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc and Solar EOS, Inc. Throughout this Report, Solar Energy Initiatives, Inc. Solar Energy, Inc., Solar EOS, Inc. and SNRY Power, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a developer of solar photovoltaic installations. These services are provided through its wholly owned subsidiary, SNRY Power, who is a developer and manager of municipal and commercial scale solar projects.

The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. We will sell most of our projects and earn a developer fee. When it makes economic sense and we can find a financial institution that will provide adequate construction and long term financing, we will build the development and become an owner/operator of the solar array.

We have entered into supply agreements with manufacturers of solar products to establish pricing and delivery parameters.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality, offer competitive pricing and have strong warranties.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our solar sales efforts are primarily focused on  commercial applications,  where our selected solar energy products and systems offer customers economic benefits utilizing federal, state and local incentives and compared with the locally supplied electricity.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,400,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $4,000 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.  We currently have a severe liquidity problem with a negative working capital in excess of $1.5 million. Without additional investment in the Company by third parties, the Company may need to reorganize by either settling its obligations through the issuance of a substantial number of shares (causing immediate and significant dilution) or file for bankruptcy.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. for the years ended July 31, 2010 and 2009 appearing in the Company’s Form 10-K. The January 31, 2011 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Revenue Recognition

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were no uncollectible amounts as of January 31, 2011.

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

The Company’s investments in Martins Creek NC, LLC and into the spun-off Solar Park Initiatives, Inc. are accounted for by the equity method due to the significant influence of the controlling and similar ownership and therefore not accounting Martins Creek NC, LLC as a special purpose entity and not treating the transfer of assets as a sale (as stated below in Business Combinations and Consolidation).  Gains or losses arising from the issuance of shares by associated companies to third parties are carried to income currently.

Business Combinations and Consolidation

On December 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of January 31, 2011 inventory was $63,501.

On December 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

Fixed Assets

Equipment and improvements will be stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

Category	Useful Lives
Computers and networks	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Office equipment	3-10 years
Website development costs	3 years
Leasehold improvements	Lesser of lease term or useful life of asset

Maintenance and repairs are expensed as incurred. Expenditures for significant renewals or betterments are capitalized. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in current operations.

Long-Lived Assets and Impairment

FASB ASC 360-10 requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.  As of January 31, 2011 and July 31, 2010, there were no long lived assets.

Stock-Based Compensation

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains cash balances at a financial institution in Dallas Texas. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or dass of financing receivables, certain existing disdosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

5.	INVENTORY

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.

Inventory consisted of the following as of January 31, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	January 31, 2011	July 31, 2010

Photovoltaic Solar panels and components	$52,753	$166,024
Thermal Solar panels and components	10,748	42,393
Total Inventory	$63,501	$208,417

6.	FIXED ASSETS

Fixed assets consisted of the following as of January 31, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	January 31, 2011	July 31, 2010

Furniture and Fixtures	$21,279	$39,414
Equipment	18,135	-
Accumulated Depreciation	(17,975)	(14,045)
Fixed assets, net	$21,439	$25,369

During the six month period ended January 31, 2011 and January 31, 2010 depreciation expenses, totaling $5,904 and $1,862, respectively, were charged to selling, general and administrative expenses.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 15, 2010, we entered into a renegotiated lease agreement for the corporate offices.  Our corporate headquarters is located at 818 A1A, Suite 202, and Ponte Vedra Beach, FL  32082.  The annual least cost for the 2,800 square feet of office space is $33,600.  We have entered into a 19 month lease.

In March 2010 the Company signed a 3-year lease agreement, with option to purchase, with the Williamsburg County Development Corporation for the use of a building in Kingstree, SC.  Approximately 6,000 sq. ft. of the building will be used for technical and dealer training of solar applicants.  The remaining 230,000 sq. ft. of building space will be used as a distribution and light manufacturing facility.  The annual lease rate for the building is $5.00 per year.  If the Company creates 200 or more permanent jobs as a result of its activities in South Carolina, it will be able to purchase the building for $1.00 at the end of the 3-year lease term.

Rent expense was $30,690 and $32,946 for the three month period ending January 31, 2011 and 2010, respectively.

Convertible Debentures

On June 29, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $100,000 (the "Note"). The financing closed on July 2, 2010.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on June 30, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

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

In addition, the Company compensated $3,000 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

On July 15, 2010, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. ("JDF"), for the sale of a 12% convertible note in the principal amount of $150,000 (the "Note"). The financing closed on July 16, 2010.

The Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on July 15, 2011. The Note is convertible into common stock, at JDF's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the twenty (20) trading day period prior to conversion. The Note contains a prepayment option whereby the Company may make a payment to JDF equal to 150% of all amounts owed under the Note during the one hundred fifty (150) day period beginning on the date of issuance of the Note and expiring on the 150 date anniversary.

JDF has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The total net proceeds the Company received from this Offering on July 16, 2010 were $145,000 which is the gross proceeds less $5,000 paid to JDF's counsel.

Additionally, the Company recorded a beneficial conversion feature on both the Asher and JDF Capital notes, totaling $250,000 and a discount totaling $121,138, with a remaining note payable net of $144,310. The value of the beneficial conversion feature was recorded as a discount to the convertible debenture and $121,138 and was entered through additional paid-in-capital through July 31, 2009. The discount of $15,448 has been amortized during the period ended July 31, 2010.

On October 26, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $40,000 (the "Note"). The financing closed on October 26, 2010.

The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

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

On November 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party not payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On December 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party not payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

The beneficial conversion feature and discount amounted to $34,672 on both note assigned by related parties to Asher a non-related party.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The Company received notices of conversions during November, December and January totaling 3,830, 386 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes. Total value of the conversions were $129,000.

8.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at January 31, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	January 31, 2011	July 31, 2010

Accounts payable	$1,194,677	$1,158,588
Accounts payable, related parties	15,558	20,352
Commissions payable	145	1,882
Due to related parties	249,723	280,638
Accrued expenses	170,099	242,309
Total	$1,630,202	$1,703,769

9.           DISTRIBUTION OF SHARES AND SPIN-OFF OF SOLAR PARK INITIATIVES, INC.

The Company announced a distribution of shares of common stock (the “Distribution”) of Solar Park Initiatives, a partially owned subsidiary of the Company (“Solar Park”).  The Company held 34,996,769 shares of common stock of Solar Park, representing an estimated 66.8% of Solar Park.  Following the Distribution,  the Company retained 13,669,857 shares of common stock of Solar Park representing approximately 22% of Solar Park.

As of  January 26, 2011, the Company initiated distribution of 21,326,911 shares of common stock, par value $0.001 (the “Shares”) of Solar Park and the S-1/A Registration Statement for distribution of shares from the spin-off has been declared effective.  All Solar Energy Initiatives (SNRY.OB) shareholders of record as of December 1, 2010 received one share of Solar Park for every two shares they own of Solar Energy Initiatives.

10.           NET LOSS PER SHARE

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 576,014 shares of common stock and stock warrants to purchase 250,000 shares of common stock that were outstanding at January 31, 2011 were not included in the computation of diluted earnings per share for the three and six month periods ended January 31, 2011 and January 31, 2011 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended	For the Three Months Ended
	January 31, 2011	January 31, 2010
Numerator
Net loss	$(948.080)	$(924.792)

Numerator for diluted loss per share
available to common stockholders	$(948.080)	$(924.792)

Denominator
Weighted average shares	43,594,220	26,257,390
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for loss per share adjusted
weighted shares after assumed exercises	43,594,220	26,257,390

Loss per common share - basic:
Loss	$(0.02)	$(0.04)
Net loss per common share	$(0.02)	$(0.04)

Loss per common share - diluted:
Loss	$(0.02)	$(0.04)
Net loss per common share	$(0.02)	$(0.04)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2011	January 31, 2010
Numerator
Net loss	$(2,222,388)	$(1,918,088)

Numerator for diluted income per share
available to common stockholders	$(2,222,388)	$(1,918,088)

Denominator
Weighted average shares	40,568,452	24,984,345
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	40,568,452	24,984,345

Loss per common share - basic:
Loss	$(0.05)	$(0.08)
Net loss per common share	$(0.05)	$(0.08)

11.	STOCKHOLDERS’ DEFICIT

Common Stock

On July 30, 2008, the shareholders of the Company voted to increase its authorized capital stock from 15,000,000 common shares to 100,000,000 common shares, $0.001 par value per share.

During the three months ending January 31, 2011:

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

The  Company  claims an  exemption  from the  registration  requirements  of the Securities  Act of 1933,  as amended  (the "Act") for the private  placement  of these  securities  pursuant  to  Section  4(2) of the Act  and/or  Regulation  D promulgated  there under since,  among other  things,  the  transaction  did not involve a public  offering,  Asher is an accredited  investor, Asher had access to information about the Company  and their  investment,  Asher  took the  securities  for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

During the three months ending January 31, 2011:

The Company received notices of conversions during November, December and January totaling 3,830, 386 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions were $129,000.

During November, 2010 the Company cancelled 434,615 shares of common stock from two investors.

During January 2011 the Company compensated two consultants for services with 763,600 shares of common stock at a value of $30,544.

12.	NON-CONTROLLING INTEREST

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

As of January 31, 2011, the Company retained ownership of approximately 22% in SPI, as reflected in our financials.   As of January 31, 2010 due to the Spin-Off and Distribution of Solar Park shares held by the Company, Solar Park is accounted for under the Equity Method and not as a Controlled Interest.  See Footnote 13 Below for Equity Method accounting of Solar Park.

13.	EQUITY METHOD INVESTEE

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

In connection with the Loan Agreement and the Note, SNRY Power, Inc., a wholly owned subsidiary of the Company, executed an unconditional guarantee of payment and performance for the full and prompt payment of the Loan to the Lender and performance of all obligations of the Borrower under the terms of the Loan Agreement and the Note.  Further, David Fann, Kevin Cassell, James Roberson, and J. Everett Airington each, jointly and severally, executed limited guarantees of payment and performance limited to 20% of all amounts owing to the Lender under Note at the time demand for payment is made.  Subsequent to January 31, 2011 the Company sold its interest in Martins Creek Solar NC, LLC to a third party investor group.

As of January 26, 2011 the Company initiated distribution of 21,326,911 shares of Solar Park common stock, par value $0.001 (the “Shares”) and the S-1/A Registration Statement for distribution of shares from the previously announced spin-off has been declared effective.  All Solar Energy Initiatives (SNRY.OB) shareholders of record as of December 1, 2010 will receive one share of Solar Park Initiatives for every two shares they own of Solar Energy Initiatives.

14.	RELATED PARTY TRANSACTIONS

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

To account for the Note, the Company determined the fair value of the Note on a discounted basis to be equal to $68,100, which represented the discounted balance to be paid by B.C. assuming early payments made within 90 days from closing as provided in the Note.  Based on the fair value of the note of $68,100, a loss totaling $11,405 was recorded for the year ended July 31, 2007 as reflected in the table below:

Consideration for sale of debenture:
Cash	$55,000
Note receivable	97,500
Total consideration	152,500

Less: discount and fees:
Immediate discount	(6,700)
Bank fee	(5)
Expected early payment discount	(22,700)

Total net consideration	$123,095

Investment in convertible debenture	134,500

Loss on sale of investment	$(11,405)

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

As of January 31, 2011 and January 31, 2010, the Company has obligations to related parties for loans and related services totaling $249,723 and $139,241, respectively.   Loans with accrued interest at 12% per annum were $100,000 as of January 31, 2011.

During the period the Company assigned and transferred $100,000 of related party debt to unrelated parties and into Convertible Note, beneficial conversion features involving 39% discount conversion, see Convertible Debentures in footnote 7.

16.	INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of January 31, 2011.  The company is estimating a net operating loss of over $12,000,000.

15.	SUBSEQUENT EVENTS

On September 24, 2009 and January 25, 2010, the Company entered into Loan Agreement and Promissory Notes with Michael Dodak and David Fann, executive officers and directors of the Company pursuant to which the Company borrowed an aggregate of $150,000 from  Messrs Fann and Dodak.  The loans accrue interest at 12% and were payable on December 31, 2009 but such payment was deferred until certain capital raising events.  The above referenced terms have been disclosed in the Company’s previous filings with the Securities and Exchange Commission.  On March 12, 2011, Messrs Dodak and Fann assigned the remaining $100,000 debt to an unaffiliated third party.  The terms of the debt have not been revised or amended as a result of such assignment.

On February 15, 2011, the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Solar Park Initiatives, Inc. (“SPI”) pursuant to which the Company sold to SPI certain assets relating to the Solar EOS program including course and instructional materials, vendor contract information, funding information for state programs and a rental agreement in Kingstree, South Carolina (collectively, the “SPI Assets”).  Further, SPI has agreed to pay the Company 10% of the adjusted gross profit derived from the operation of the education program for a period of three years ending February 14, 2014.

In consideration for the purchase and sale of the SPI Assets, SPI assumed a liability in the amount of approximately $25,000, made a cash payment of $10,000 at closing and issued the Company a Promissory Note in the principal amount of $165,244 with 7.5% interest that is payable over a period of 36 months payable in three equal installments annually.

In February 2011, the Company filed an S-8 registration for 5,000,000 shares of common stock issuable under the 2011 Incentive Stock Plan.

On March 16, 2011, as amended on March 21, 2011, the Company and David Fann, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert $45,833 in past wages into 9,166,680 shares of common stock.  Further, Mr. Fann was granted 12,499,920 shares of common stock in connection with his restructuring efforts in 2011.  The Company issued 12,400,000 shares of common stock and agreed to issue 9,266,600 shares of common stock upon the Company filing an amendment to the Certificate of Incorporation increasing its authorized shares of common stock.

On March 16, 2011, as amended on March 21, 2011, the Company and Michael Dodak, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert $45,833 in past wages into 9,166,680 shares of common stock.  Further, Mr. Dodak was granted 12,499,920 shares of common stock in connection with his restructuring efforts in 2011.  The Company issued 12,400,000 shares of common stock and agreed to issue 9,266,600 shares of common stock upon the Company filing an amendment to the Certificate of Incorporation increasing its authorized shares of common stock.

On March 16, 2011, the Company compensated a professional services vendor for services with 4,989,400 shares of common stock at a value of $99,788.

The Company received notices of conversions during the March totaling 10,986,079 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions was $129,000.

On March 17, 2011 the Company’s Board approved increasing its authorized shares from 100,000,000 to 750,000,000 and is awaiting shareholder approval.

On March 17, 2011, the Board of Directors approved issuance of 5,000,000 share of common stock to each director for services rendered to date, for services to be rendered in 2011 and for services rendered in connection with restructuring efforts during 2011, which such shares shall be issued upon increasing the authorized shares of common stock.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated approximately $282,496 in revenues from operations for the quarter ended January 31, 2011.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a developer of solar photovoltaic installations. These services are provided through its wholly owned subsidiary, SNRY Power, who is a developer and manager of municipal and commercial scale solar projects.

The SNRY-Power business unit is a developer and manager of municipal and commercial scale solar projects. We will sell most of our projects and earn a developer fee. When it makes economic sense and we can find a financial institution that will provide adequate construction and long term financing, we will build the development and become an owner/operator of the solar array.

We have entered into supply agreements with manufacturers of solar products to establish pricing and delivery parameters.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality, offer competitive pricing and have strong warranties.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our solar sales efforts are primarily focused on  commercial applications,  where our selected solar energy products and systems offer customers economic benefits utilizing federal, state and local incentives and compared with the locally supplied electricity.

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

During the last several months the Company closed two of it's operating companies: 1) Solar EOS (our training business), and 2) SNRY Solar (our distribution business). The closures were caused by declining revenue in each of the business lines which caused each business unit to not achieve positive gross margin. Management did not see this situation improving over the short run, and, in managements opinion, it would take a substantial investment to generate a positive gross margin in the long run. The Company did not and currently does not have access to the required capital to invest in these business units and therefore they were closed.

Results of Operations

The following table sets forth our statements of operations data for the three and six months ended January 31, 2011, and January 31, 2010.

	For the Three Months Ended	For the Three Months Ended
	January 31, 2011	January 31, 2010

Revenues, net	$282,485	$1,273,506
Gross profit	67,170	299,386
Selling, general and administrative expenses	1,012,488	1,286,618

Total operating expenses	1,012,488	1,286,618
Loss from operations	(945,318)	(987,232)
Total other income (expense)	(89,857)	(17,515)
Loss attributable to Solar Energy Initiatives, Inc.	$(948,087)	$(924,792)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2011	January 31, 2010

Revenues, net	$764,905	$2,285,456
Gross profit	207,574	560,920
Selling, general and administrative expenses	2,409,256	2,494,996

Total operating expenses	2,409,256	2,494,996
Loss from operations	(2,201,682)	(1,934,076)
Total other income (expense)	(186,389)	(63,967)
Loss attributable to Solar Energy Initiatives, Inc.	$(2,222,388)	$(1,918,088)

Comparison of Results of Operations for the Three Months Ended January 31, 2011 and 2010:

Results of Operations

For the three months ended January 31, 2011, we generated $282,495 in revenues from operations and we incurred a loss of $948,080 attributable to Solar Energy Initiatives, Inc, of which $229,500 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of January 31, 2011, we had $4,205 in cash, and negative working capital of $1,495,738.

Revenues

For the three months ended January 31, 2011, we had revenues of $282,496 compared to $1,273,506 for the three months ended January 31, 2010.  Revenues for the three months ended January 31, 2011 reflect dealer training and sales of solar energy systems and equipment.  For the three months ended January 31, 2010 revenues relate primarily to sales of solar energy systems and equipment. These sales have dropped due to reduced market consumers for distributed products and decline in training sales.

Cost of sales and gross profit

For the three months ended January 31, 2011 our Cost of Goods Sold were $215,325 compared to $974,120 for the three months ended January 31, 2010, resulting in a gross profit from operations of $67,170, or 13.2% of revenues  compared to $299,386 or 23.8% of revenues, respectively.  The increase in cost of sales and lower profit margins is a result of reduced sales of higher margin training and PV sales during the period compared to prior year and increased sales of lower margin PV sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended January 31, 2011 were $1,012,488 compared with $1,286,618 for the same period ending January 31, 2010.    Major changes in S, G & A expenses were;

●  Salaries and wages reduced to $209,084 in 2010 compared to $287,120 in 2009 primarily related to additions in staff.
●  Travel and entertainment reduced to $18,266 in 2010 compared with $74,445 in 2009 primarily related to lower travel and procurement related activities
●  Cash and stock based consulting and director’s costs increased to $458,885 in 2010 from $405,647 in 2009 resulting primarily of outside consulting firms compensated in stock.
● Subsidiary costs of SG&A have increased to $313,866 in 2010 from $0 in 2009 results.

Other income (expense)

For the three months ended January 31, 2011 interest expense was $89,957, due to interest related to, loans from shareholders, and note interest, compared with $15,367 for the same period ending January 31, 2010.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $948,077  for the three months ended January 31, 2011 compared with $924,792 for the period ending January 31, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $87,098 and $79,955 for the three months ended January 31, 2011 and January 31, 2010, respectively.

Comparison of Results of Operations for the Six Months Ended January 31, 2011 and 2010:

Results of Operations

For the six months ended January 31, 2011, we generated $764,905  in revenues from operations and we incurred a loss of $2,147,907 attributable to Solar Energy Initiatives, Inc , of which $715,201 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.

Revenues

For the six months ended January 31, 2011, we had revenues of $764,905 compared to $2,285,456 for the six months ended January 31, 2010.  Revenues for the six months ended January 31, 2011 reflect dealer training and sales of solar energy systems and equipment.  For the six months ended January 31, 2010 revenues relate primarily to sales of solar energy systems and equipment.

Distribution and training sales have declined due to more competition in the market from the solar industry.

Cost of sales and gross profit

For the months ended January 31, 2011 our Cost of Goods Sold were $557,331 compared to $1,724,536 for the six months ended January 31, 2010, resulting in a gross profit from operations of $207,574, or 27.2% of revenues compared to $560,920 or 24.6% of revenues, respectively.  The increase in profit margin is a result of increased sales of higher margin training and PV sales during the period compared to prior year and reduced sales of lower margin PV sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the six months ended January 31, 2011 were $2,409,256 compared with $2,494,996 for the same period ending January 31, 2010.    Major changes in S, G & A expenses were;

•	Salaries and wages decreased from $505,914 in 2011 compared to $665,240 in 2010 primarily related to reductions in staff.
•	Travel and entertainment decreased in to $23,170 in 2011 compared with $130,866 in 2010 primarily related to reduced related activities
•	Legal, accounting and professional costs were $108,237 in 2011 compared with $193,016 in 2010 primarily related to financing activities, and general corporate matters.
•	Cash and stock based consulting and director's costs increased to $789,201 in 2011 from $727,255 in 2010 resulting primarily of outside consulting firms compensated in stock.

Other income (expense)

For the six months ended January 31, 2011 interest expense was $189,389, due to interest related to, loans from shareholders, and note interest, compared with $61,819 for the same period ending January 31, 2010.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $2,222,388 for the six months ended January 31, 2011 compared with $1,918,088 for the period ending January 31, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $165,683 and $79,955 for the six months ended January 31, 2011 and January 31 2010, respectively.

Liquidity and Capital Resources

As of January 31, 2011, we had $4,205 in cash, and negative working capital of $1,495,738, compared with $152,966 in cash and working capital, of $592,270 as of January 31, 2010.  During the quarter ended January 31, 2011, we funded our operations from private sales of equity securities and the revenue generated from operations on a limited basis.  For the same period in 2010, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

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

Significant Capital Expenditures

During the three months ended January 31, 2011, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

ITEM  3.    Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM  4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of January 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended January  31, 2011  that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.
.

PART II - OTHER INFORMATION

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

We generated revenue of $282,495 for the quarter ended January 31, 2011.    We have incurred significant losses from development and operations. As shown in our financial statements, as of the period ended January 31, we have incurred a cumulative net loss of $13,224,722 from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

If we have violated certain securities laws, we may not now be able to privately offer our equity securities for sale.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks; and   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

The existence of authorized but unissued and unreserved shares may enable the Board of Directors to issue shares to persons friendly to current management which would render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, and merger or otherwise and thereby protect the continuity of our management

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Common Stock

On July 30, 2008, the shareholders of the Company voted to increase its authorized capital stock from 15,000,000 common shares to 100,000,000 common shares, $0.001 par value per share.

During the three months ending January 31, 2011:

The Company received notices of conversions during the November, December and January totaling 3,830, 386 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions was $129,000.

During November, 2010 the Company cancelled 434,615 shares of common stock from two investors.

During January 2011 the Company compensated two consultants for services with 763,600 shares of common stock at a value of $30,544.

Subsequent Events

On September 24, 2009 and January 25, 2010, the Company entered into Loan Agreement and Promissory Notes with Michael Dodak and David Fann, executive officers and directors of the Company pursuant to which the Company borrowed an aggregate of $150,000 from  Messrs Fann and Dodak.  The loans accrue interest at 12% and were payable on December 31, 2009 but such payment was deferred until certain capital raising events.  The above referenced terms have been disclosed in the Company’s previous filings with the Securities and Exchange Commission.  On March 12, 2011, Messrs Dodak and Fann assigned the remaining $100,000 debt to an unaffiliated third party.  The terms of the debt have not been revised or amended as a result of such assignment.

On February 15, 2011, the Company entered into and closed an Asset Purchase Agreement (the “APA”) with Solar Park Initiatives, Inc. (“SPI”) pursuant to which the Company sold to SPI certain assets relating to the Solar EOS program including course and instructional materials, vendor contract information, funding information for state programs and a rental agreement in Kingstree, South Carolina (collectively, the “SPI Assets”).  Further, SPI has agreed to pay the Company 10% of the adjusted gross profit derived from the operation of the education program for a period of three years ending February 14, 2014.

In consideration for the purchase and sale of the SPI Assets, SPI assumed a liability in the amount of approximately $25,000, made a cash payment of $10,000 at closing and issued the Company a Promissory Note in the principal amount of $165,244 with 7.5% interest that is payable over a period of 36 months payable in three equal installments annually.

In February 2011, the Company filed an S-8 registration for 5,000,000 shares of common stock issuable under the 2011 Incentive Stock Plan.

On March 16, 2011, as amended on March 21, 2011, the Company and David Fann, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert $45,833 in past wages into 9,166,680 shares of common stock.  Further, Mr. Fann was granted 12,499,920 shares of common stock in connection with his restructuring efforts in 2011.  The Company issued 12,400,000 shares of common stock and agreed to issue 9,266,600 shares of common stock upon the Company filing an amendment to the Certificate of Incorporation increasing its authorized shares of common stock.

On March 16, 2011, as amended on March 21, 2011, the Company and Michael Dodak, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert $45,833 in past wages into 9,166,680 shares of common stock.  Further, Mr. Dodak was granted 12,499,920 shares of common stock in connection with his restructuring efforts in 2011.  The Company issued 12,400,000 shares of common stock and agreed to issue 9,266,600 shares of common stock upon the Company filing an amendment to the Certificate of Incorporation increasing its authorized shares of common stock.

On March 16, 2011, the Company compensated a professional services vendor for services with 4,989,400 shares of common stock at a value of $99,788.

The Company received notices of conversions during the March totaling 10,986,079 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions was $129,000.

On March 17, 2011 the Company’s Board approved increasing its authorized shares from 100,000,000 to 750,000,000 and is awaiting shareholder approval.

On March 17, 2011, the Board of Directors approved issuance of 5,000,000 share of common stock to each director for services rendered to date, for services to be rendered in 2011 and for services rendered in connection with restructuring efforts during 2011, which such shares shall be issued upon increasing the authorized shares of common stock.

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

ITEM  3.    Defaults Upon Senior Securities

None.

ITEM  4.    [Removed and Reserved]

ITEM  5.    Other Information

None.

ITEM  6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors (10)
4.6	Form of Securities Purchase Agreement (11)
4.7	Form of Common Stock Purchase Warrant (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
10.6	Agreement entered between David Fann and Solar Energy Initiatives Inc dated March 16, 2011
10.7	Agreement entered between Michael Dodak and Solar Energy Initiatives Inc dated March 16, 2011
10.8	Amendment No. 1 dated March 21, 2011 to the Agreement between David Fann and Solar Energy Initiatives, Inc.
10.9	Amendment No. 1 dated March 21, 2011 to the Agreement between Michael Dodak and Solar Energy Initiatives, Inc.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SOLAR ENERGY INITIATIVES, INC..

Dated: March 23, 2011	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)
Dated: March 23, 2011	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 23, 2011	By:	/s/Pierre Besuchet
Pierre Besuchet
Director

Dated: March 23, 2011	By:	/s/J. Everett Airington
J. Everett Airington
Director

Dated: March 23, 2011	By:	/s/Jack Zwick
Jack Zwick
Director