Form 10-K/A
period 2010-07-31
Solar Energy Initiatives, Inc.
filed 2011-04-28
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(AMENDMENT NO. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Solar Energy Initiatives, Inc.’s Annual Report on Form 10-K for the year ended July 31, 2010, filed with the Securities and Exchange Commission on November 15, 2010 (the “Form 10-K”), is solely to amend to provide the proper text in Exhibits 31.1 and 31.2 to the Form 10-K.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2010.

(b)   Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	2009 Incentive Stock Plan (10)
4.5	Form of Warrant issued to the April and May 2009 Investors (11)
4.6	Form of Subscription Agreement entered into by the April and May 2009 Investors (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable rust dated June 16, 1993 and David Smith (7)
23.1	Consent of L.L. Bradford & Company, LLC (12)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on March 19, 2009.

(11) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on May 22, 2009.

(12) Incorporated by reference to the Form 10K Current Report filed with the Securities Exchange Commission on November 15, 2010.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Initiatives, Inc.

Date: April 28, 2011	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2011	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	April 28, 2011
David W. Fann

/s/ Michael Dodak	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2011
Michael Dodak

/s Everett Airington	Director	April 28, 2011
Everett Airington

/s Pierre Besechut	Director	April 28, 2011
Pierre Besechut