Form 10-Q/A
period 2011-01-31
Solar Energy Initiatives, Inc.
filed 2011-04-28
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Solar Energy Initiatives, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011, filed with the Securities and Exchange Commission on March 23, 2011 (the “Form 10-Q”), is solely to amend to provide the proper text in Exhibits 31.1 and 31.2 to the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM  6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors (10)
4.6	Form of Securities Purchase Agreement (11)
4.7	Form of Common Stock Purchase Warrant (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
10.6	Agreement entered between David Fann and Solar Energy Initiatives Inc dated March 16, 2011 (12)
10.7	Agreement entered between Michael Dodak and Solar Energy Initiatives Inc dated March 16, 2011 (12)
10.8	Amendment No. 1 dated March 21, 2011 to the Agreement between David Fann and Solar Energy Initiatives, Inc. (12)
10.9	Amendment No. 1 dated March 21, 2011 to the Agreement between Michael Dodak and Solar Energy Initiatives, Inc. (12)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 22, 2009.

(11) Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 8, 2010.

(12) Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC..

Dated: April 28, 2011	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)
Dated: April 28, 2011	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 28, 2011	By:	/s/Pierre Besuchet
Pierre Besuchet
Director

Dated: April 28, 2011	By:	/s/J. Everett Airington
J. Everett Airington
Director