Form 10-Q
period 2011-04-30
Solar Energy Initiatives, Inc.
filed 2011-06-20
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------
FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of June 16, 2011 the Company had 545,549,132 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.
FORM 10−Q FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	April 30, 2011	July 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$20,659	$30,153
Accounts receivable, net	15,950	26,124
Other receivable from equity method investee	-	530,274
Inventory	30,872	208,417
Prepaid and other current assets	4,451	2,789
Total current assets	71,932	797,757

Investment in equity method investee	-	30,000
Fixed assets, net	19,474	25,369
Deposits	-	3,598
Total assets	$91,406	$856,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$997,576	$1,158,588
Accounts payable, related parties	-	20,352
Commissions payable	-	1,882
Due to related parties	76,735	280,638
Accrued expenses	25,451	242,309
Deferred revenue	-	79,230
Convertible debentures, net	104,937	144,310
Total current liabilities	1,204,699	1,927,309

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par; 10,000,000 authorized
0 and 0 issued and outstanding, respectively	-	-
Common stock, $0.001 par; 750,000,000 authorized
160,016,426 and 35,405,535 issued and outstanding,
respectively	160,017	35,406
Common stock payable	206,141	-
Paid-in capital	13,679,938	10,564,804
Deferred compensation	(205,608)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(14,953,781)	(11,002,334)
Total Solar Energy Initiative Inc shareholder's deficit	(1,113,293)	(1,004,659)
Non-controlling interest	-	(65,923)
Total stockholders' deficit	(1,113,293)	(1,070,583)
Total liabilities and stockholders' deficit	$91,406	$856,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	April 30, 2011	April 30, 2010

Revenues, net	$520,865	$732,199
Cost of sales	492,282	600,978
Gross profit	28,583	131,221

Operating expenses
Selling, general and administrative	543,064	1,631,219
Total operating expenses	543,064	1,631,219

Loss from operations	(514,481)	(1,499,998)

Other income (expense)	(1,182,976)	(431,310)
Interest expense	(31,602)	(48,225)
Total other income (expense)	(1,214,578)	(479,535)

Loss before provision for income taxes	(1,729,059)	(1,979,533)
Provision for income taxes	-	-
Net loss	(1,729,059)	(1,979,533)

Loss attributable to non-controlling interest	-	(165,990)
Loss attributable to Solar Energy Initiatives, Inc.	$(1,729,059)	$(1,813,543)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding – basic and diluted	96,406,617	28,633,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2011	April 30, 2010

Revenues, net	$1,285,770	$3,017,656
Cost of sales	1,049,613	2,325,515
Gross profit	236,157	692,141

Operating expenses
Selling, general and administrative	2,952,320	4,126,215
Total operating expenses	2,952,320	4,126,215

Loss from operations	(2,716,163)	(3,434,074)

Other income (expense)	(1,182,976)	(433,458)
Interest expense	(217,991)	(110,044)
Total other income (expense)	(1,400,967)	(543,502)

Loss before provision for income taxes	(4,117,130)	(3,977,576)
Provision for income taxes	-	-
Net loss	(4,117,130)	(3,977,576)

Loss attributable to non-controlling interest	(165,683)	(245,944)
Loss attributable to Solar Energy Initiatives, Inc.	$(3,951,447)	$(3,731,632)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.07)	$(0.14)

Weighted average shares outstanding – basic and diluted	58,772,103	25,838,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deferred	Stock	Common Stock	Accumulated	Non-Controlling	Total Stockholders
	Shares	Amount	Capital	Comp	Payable	Subscription	Deficit	Interest	Equity

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	$-	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	154,320	154	(154)						-

Shares issued for payment of services, including accoutns payable of $30,333	477,778	478	99,855						100,333

Shares issued for retroactive treatment of share price	1,495,744	1,496	177,994						179,490

Shares cancelled	(90,000)	(90)	(19,910)			20,000			-

Shares issued for employee compensation	500,000	500	77,500						78,000

Shares issued for deferred compensation	800,000	800	103,200	(104,000)					-

Amortization of deferred compensation expense				296,627					296,627

Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518						325,000

Discount on notes due to beneficial conversion feature			43,360						43,360

Acquisition and ownership changes in subsidiary			485,294	(307,040)				94,678	272,932

Net loss							(1,274,311)	(78,585)	(1,352,896)

Balances, October 31, 2010	42,225,404	$42,225	$11,853,461	$(696,948)	$-	$-	$(12,276,645)	$(49,830)	$(1,127,736)

Shares issued for convertible debt	3,830,386	3,830	125,170						129,000

Shares issued for payment of services	917,600	918	37,276	(28,544)	50				9,700

Amortization of deferred compensation expense				353,999					353,999

Shares cancelled	(434,615)	(434)	434						-

Discount on notes due to beneficial conversion feature			34,672						34,672

Acquisition and ownership changes in subsidiary			(49,042)	106,954				136,928	194,840

Net loss							(948,077)	(87,098)	(1,035,175)

Balances, January 31, 2011	46,538,775	$46,539	$12,001,971	$(264,539)	$50	$-	$(13,224,722)	$-	$(1,440,701)

Shares issued for convertible debt	50,794,147	50,794	275,923						326,717

Shares issued for payment of services	51,774,414	51,774	257,698	(70,325)	1,900				241,048

Amortization of deferred compensation expense				177,896					177,896

Discount on notes due to beneficial conversion feature			38,586						38,586

Rachet provisions and settlement with shareholders	10,909,090	10,909	1,105,760	(48,640)	204,191				1,272,220

Net loss							(1,729,059)		(1,729,059)

Balances, April 30, 2011	160,016,426	$160,016	$13,679,938	$(205,608)	$206,141	$-	$(14,953,781)	$-	$(1,113,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2011	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,117,130)	(3,977,576)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,904	6,502
Stock based compensation	1,551,130	882,250
Stock issued for retroactive treatment of common stock	179,490	-
Ratchet provisions	1,260,000	-
Convertible Debenture Amortization	339,962	-
Impairment of intangible assets	-	310,000
Subsidiary stock-based compensation	-	303,491
Stock issued for loan fees	-	71,000
Changes in operating assets and liabilities:
Accounts receivable	10,174	(446,891)
Other receivables	30,000	120,532
Other receivables - Investee	530,274	-
Inventory	177,545	(1,233,659)
Prepaid expenses and other current assets	(1,662)	(128,146)
Deposits and other assets	3,598	1,091
Accounts payable	(59,939)	1,473,973
Accounts payable, related party	(20,352)	-
Commissions payable	(1,882)	-
Accrued expenses	(163,781)	92,781
Deferred revenue	(79,230)	(5,112)
Due to related party	(155,804)	94,948
Net cash used by operating activities	(511,702)	(2,434,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,187)	(8,008)
Investment in subsidiary assets	(995,859)	-
Net cash used by investing activities	(1,004,046)	(8,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	325,000	614,952
Proceeds from warrant call	-	774,605
Proceeds received from subsidiary stock sales	-	300,000
Proceeds from notes	190,000	-
Proceeds from subsidiary loan	991,255	-
Net cash provided by financing activities	1,506,255	1,689,557

Net increase (decrease) in cash and cash equivalents	(9,493)	(753,267)
Net cash provided from non-controlling interest	-	-
Cash and cash equivalents at beginning of year	30,153	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,660	$252,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2011	April 30, 2010
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$217,991	$15,310
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$-	$517,500
Shares cancelled related to subscription	$-	$-
Stock payable for services	$-	$15
Common stock issued for loan fees	$-	$71,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Spin off of Solar Park:
Cash	$4,604	-
Other assets	40,204	-
Property and equipment	8,178	-
Accounts payable	(64,738)	-
Accrued expenses	(53,077)	-
Due to Solar Park	51,901	-
Notes payable	(97,000)	-
Deferred compensation	488,251	-
Stock payable	(268)	-
Additional paid in capital	(378,056)	-
Total Spin -Off	$-	$-

Stock issued for deferred compensation	$923,549	$493,111
Discounts from warrants and beneficial conversion feature	$116,618	$-
Subsidiary options granted for other assets	$40,204	$-
Stock issued for accounts payable	$36,333	$-
Stock issued for conversion of notes payable	$455,717	$-
Common stock subscription cancelled	$(20,000)	$-
Due to related parties purchased by third parties	$100,000	$-
Stock payable for services	$(206,141)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS

Company Overview

Solar Energy Initiatives, Inc. (the “Company”) was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of the Company to operate acquired solar assets, and the relationship management of an independent solar equipment dealer network.  On September 25, 2009, Solar Energy Initiatives, Inc. formed a wholly owned subsidiary Solar Park Initiatives, Inc. (SPI), a Nevada corporation, to develop large utility-scale solar projects.  On January 19, 2011 the Company completed a distribution of 21,326,912 shares it held with Solar Park Initiatives, Inc. (SPI) to the Company’s shareholders, reducing its ownership in SPI to 22.5%.  In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc. During the second quarter and continuing through the third quarter, the Company experienced and continues to experience operational difficulties that were exacerbated by the lack of capital.  As a result, the Company curtailed a significant portion of its operations although it continues to pursue its business plan.  If the Company is not able to locate financing by August 2011 and negotiate the settlement of its outstanding debt, we will be forced to cease operations, which will result in the complete loss of your investment.  Throughout this Report, Solar Energy Initiatives, Inc. Solar Energy, Inc.. and SNRY Power, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

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

We work with global suppliers and manufacturers of solar products to establish pricing and delivery parameters.  We have identified and will continue to seek solar technologies that have industry leading performance, are of high quality, offer competitive pricing and have strong warranties.  We are selling solar power products including; solar panels and inverters which convert sun energy into electricity compatible with the utility network and solar thermal technologies that use the sun’s radiation for hot water applications. Our solar sales efforts are primarily focused on commercial applications,  where our selected solar energy products and systems offer customers economic benefits utilizing federal, state and local incentives and compared with the locally supplied electricity.

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption.  The business segments we have identified to pursue can require a significant level of expertise and capital.  Currently, the Company is pursuing a business model, working with many states and counties that understand how to make the solar projects successful.  The executive management has currently been focusing on this working business model to improve profit margins, identify viable and bankable projects of significant size, and to install using all efforts towards those financially viable projects. We have obtained the expertise, and continue to seek the necessary capital to further develop our plan and focus on this improved business model.  Our management has found the necessary expertise focusing on these strategies, however if we are unable to continue to acquire or develop such expertise or capital, we may not be able to fully develop our planned business and ultimately may be required to cease operations.  We anticipate that the end customers of our sales processes will be homeowners, owners of large commercial and industrial buildings and facilities, municipalities and owners of large tracts of undeveloped land.

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

We have reduced our operations and we are not sure that our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,000,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $4,000 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.  We currently have a severe liquidity problem with a negative working capital in excess of $1.1 million. Without additional investment in the Company by third parties, the Company may need to reorganize by either settling its obligations through the issuance of a substantial number of shares (causing immediate and significant dilution) or file for bankruptcy.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information.  They should be read in conjunction with the financial statements and related notes to the financial statements of Solar Energy Initiatives, Inc. for the years ended July 31, 2010 and 2009 appearing in the Company’s Form 10-K. The April 30, 2011 unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements filed with the Annual Report on Form 10-K have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.   The consolidated financial statements include the accounts of Solar Energy Initiatives, Inc. and its wholly owned subsidiaries Solar Energy, Inc., SNRY Power, Inc., Solar Park Initiatives, Inc.; which we had controlling interest through January 19, 2011 and Martins Creek NC, LLC, in which we had variable interest from September 28, 2010 through February 2, 2011. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from the sale of training, photovoltaic panels, photovoltaic roofing systems, solar thermal products, balance of system products, and management system products to our dealer network or other parties, as well as, from the development, construction  and sale of solar energy generation projects. The Company anticipates it will not perform any residential solar installations. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller's price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were $28,573 of uncollectible amounts as of April 30, 2011.

Warranty Reserves

The Company purchases its products for sale from third parties.  The manufacturer warrants or guarantees the operating integrity, and performance of photovoltaic solar products at certain levels of conversion efficiency for extended periods, up to 25 years. The manufacturer also warrants or guarantees the functionality of inverters and balance of systems up to 10 years.  Therefore, the Company does not recognize warranty expense as it is not responsible for warranty claims that manufacturers do not cover.

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

Investments in Companies with less than controlling interest

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

The Company began accounting for its investment in Solar Park Initiatives, Inc. under the equity method beginning January 19, 2011 at which time its interest fell from controlling interest to 22% (See Note 11).  As of April 30, 2011, all investments in SPI had been reduced to $0.  Prior to that time SPI was consolidated with the Company.

The Company’s 16% interest in Martins Creek NC, LLC was accounted for under the equity method due to the Company’s ability to exercise significant control as of July 31, 2010 and through September 28, 2010.  As further discussed below, the Company began consolidating Martins Creek NC, LLC as a variable interest entity.

ASC 810-10 requires a variable interest entity (VIE) to be consolidated by a company, if that company is subject to a majority risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both.  ASC 810-10 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

On September 28, 2010, certain officers and directors, along with the Company’s wholly owned subsidiary SNRY Power, Inc. guaranteed a loan to Martins Creek NC, LLC.  Accordingly, the Company became subject to a majority of the risk of loss from Martins Creek NC, LLC at that time.  In February 2011 the Company completed the sale of Martins Creek NC, LLC at which time the note was paid in full (See Note 14).

Business Combinations and Consolidation

On January 31, 2010, the Company adopted new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The guidance on business combinations impacts the accounting for any business combinations completed after January 31, 2010. The nature and extent of the impact will depend upon the terms and conditions of any such transaction. The guidance on non-controlling interests changes the accounting and reporting for minority interests, which have been re-characterized as non-controlling interests and classified as a component of equity. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with this guidance. All other requirements of this guidance will be applied prospectively. The adoption of the guidance on non-controlling interests did not have a material impact on the Company’s financial statements.

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

Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management may provide a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. A reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required.

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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable.  As of April 30, 2011 and July 31, 2010, there were no long lived assets.

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

Stock Options

The Company has estimated the fair value of its option awards granted after January 1, 2008 using a Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Inventory consisted of the following as of April 30, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	April 30, 2011	July 31, 2010

Photovoltaic Solar panels and components	$21,273	$166,024
Thermal Solar panels and components	9,599	42,393
Total Inventory	$30,872	$208,417

6.	NOTE RECEIVABLE RELATED PARTY

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

In consideration for the purchase and sale of the SPI Assets, SPI assumed a liability in the amount of approximately $25,000, made a cash payment of $10,000 at closing and issued the Company a Promissory Note in the principal amount of $165,244 with 7.5% interest that is payable over a period of 36 months payable in three equal installments annually.  During the period SPI has paid down the note leaving a balance of $88,883.  The Company has recognized a valuation allowance for the whole amount of $88,883 due to the inability of SPI to pay the note.  The remaining balance is $0 as of April 30, 2011.

7.	FIXED ASSETS

Fixed assets consisted of the following as of April 30, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	April 30, 2011	July 31, 2010

Furniture and Fixtures	$21,279	$39,414
Equipment	18,135	-
Accumulated Depreciation	(19,940)	(14,045)
Fixed assets, net	$19,474	$25,369

During the three month period ended April 30, 2011 and April 30, 2010 depreciation expenses, totaling $3,930 and $1,862, respectively, were charged to selling, general and administrative expenses.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 15, 2011, we entered into a renegotiated lease agreement for the corporate offices.  Our corporate headquarters is located at 818 A1A, Suite 202, and Ponte Vedra Beach, FL  32082.  The annual least cost for the 2,800 square feet of office space is $33,600.  We have entered into a19 month lease.

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

Rent expense was $10,234 and $33,024 for the three month period ending April 30, 2011 and 2010, respectively.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at April 30, 2011 and July 31, 2010:

	(Unaudited)	(Audited)
	April 30, 2011	July 31, 2010

Accounts payable	$997,576	$1,158,588
Accounts payable, related parties	-	20,352
Commissions payable	-	1,882
Due to related parties	76,735	280,638
Accrued expenses	25,451	242,309
Total	$1,099,762	$1,703,769

10.	CONVERTIBLE NOTES

The Company transferred and assigned related party debt to new lenders and changed the terms to convertible debt on $200,000 with 8% annual interest and beneficial conversion feature totaling $73,258.

During the period an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt.  During the period $39,141 of total discount was amortized on all of the convertible debt leaving a discount balance of $28,756 as of April 30, 2011.

During February 2011, the Company also took on an additional $54,000 of debt with 8% annual interest to be paid within 12 months.

Total Loans as of April 30, 2011:

Convertible Debt	$79,693
Notes	54,000
Total	133,693
Discount	(28,756)
Net Debt	$104,937

The Company received notice of conversion during the period totaling 50,794,147 shares for conversion prices ranging from $0.0019 to $0.019 per share, for the convertible notes.  Total value of the conversion was $326,717.

11.	DISTRIBUTION OF SHARES AND SPIN-OFF OF SOLAR PARK INITIATIVES, INC.

The Company announced a distribution of shares of common stock (the “Distribution”) of Solar Park Initiatives, a partially owned subsidiary of the Company (“Solar Park”).  The Company held 34,996,769 shares of common stock of Solar Park, representing an estimated 66.8% of Solar Park.  Following the Distribution,  the Company retained 13,669,857 shares of common stock of Solar Park representing approximately 22.5% of Solar Park.

As of January 26, 2011, the Company initiated distribution of 21,326,911 shares of common stock, par value $0.001 (the “Shares”) of Solar Park and the S-1/A Registration Statement for distribution of shares from the spin-off has been declared effective.  All Solar Energy Initiatives (SNRY.OB) shareholders of record as of December 1, 2010 received one share of Solar Park for every two shares they own of Solar Energy Initiatives.  The Company no longer accounts for SPI as a controlling interest due to the distribution of shares and ownership control.  The Company accounts for SPI as an Equity Method Investee.

12.	NET LOSS PER SHARE

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the assumed exercise or conversion of all dilutive securities, such as options and warrants.  No such exercise or conversion is assumed where the effect is anti-dilutive, such as when there is a net loss from operations or when the exercise price of the potentially dilutive securities is greater than the market value of the Company’s stock.  Stock options to purchase 576,014 shares of common stock and stock warrants to purchase 250,000 shares of common stock that were outstanding at April 30, 2011 were not included in the computation of diluted earnings per share for the three and nine month periods ended April 30, 2011 and April 30, 2011 because the Company had a net loss from operations and the impact of the assumed exercise of the stock options and warrants is anti-dilutive.

	For the Three Months Ended	For the Three Months Ended
	April 30, 2011	April 30, 2010
Numerator
Net loss	$(1,729,059)	$(1,813,543)

Numerator for diluted loss per share
available to common stockholders	$(1,729,059)	$(1,813,543)

Denominator
Weighted average shares	96,406,617	28,633,156
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for loss per share adjusted
weighted shares after assumed exercises	96,406,617	28,633,156

Loss per common share - basic:
Loss	$(0.02)	$(0.06)
Net loss per common share	$(0.02)	$(0.06)

Loss per common share - diluted:
Loss	$(0.02)	$(0.06)
Net loss per common share	$(0.02)	$(0.06)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2011	April 30, 2010
Numerator
Net loss	$(3,951,447)	$(3,731,632)

Numerator for diluted income per share
available to common stockholders	$(3,951,447)	$(3,731,632)

Denominator
Weighted average shares	58,772,103	25,838,174
Effect of dilutive securities:
Treasury method, effect of employee stock options & warrants	-	-

Denominator for diluted income per share adjusted
weighted shares after assumed exercises	58,772,103	25,838,174

Loss per common share - basic:
Loss	$(0.07)	$(0.14)
Net loss per common share	$(0.07)	$(0.14)

Loss per common share - diluted:
Loss	$(0.07)	$(0.14)
Net loss per common share	$(0.07)	$(0.14)

13.	STOCKHOLDERS’ DEFICIT

Common Stock

On March 28, 2011, the Company amended its certificate of incorporation to increase its authorized shares of common stock from 100,000,000 to 750,000,000.  In addition, the Company authorized 10,000,000 shares of preferred stock.

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

During the three months ending January 31, 2011, the Company received notices of conversions during November, December and January totaling 3,830, 386 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions were $129,000.

During November, 2010 the Company cancelled 434,615 shares of common stock from two investors.

During January 2011 the Company compensated two consultants for services with 763,600 shares of common stock at a value of $30,544.

During the three months ending April 30, 2011:

The Company filed an S-8 registration for 5,000,000 shares of common stock issuable under the 2011 Incentive Stock Plan.

The Company received notices of conversions during February, March and April totaling 50,794,147 shares for various conversion prices ranging from $0.002 to $0.019 per share, for the Convertible Notes.  Total value of the conversions was $326,717.

On March 16, 2011, as amended on March 21, 2011, the Company and David Fann, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert past wages, reimbursable expenses and any accrued interest payable into shares of common stock.  Further, Mr. Fann was granted  and the Company issued shares of common stock in connection with his restructuring efforts in 2011.  The Company issued a total of 21,012,207 shares of common stock valued at $81,691.

On March 16, 2011, as amended on March 21, 2011, the Company and Michael Dodak, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert past wages, reimbursable expenses and any accrued interest payable into shares of common stock.  Further, Mr. Dodak was granted  and the Company issued shares of common stock in connection with his restructuring efforts in 2011.  The Company issued a total of 21,012,207 shares of common stock valued at 81,692.

On March 16, 2011, the Company compensated a professional services vendor for services with 8,000,000 shares of common stock at a value of $52,000, of which $46,000 is deferred compensation and $6,000 is paying an account payable balance.

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

On April 8, 2011, Jack Zwick resigned as a director of the Company.

During the period the Company entered into a consulting arrangement with three companies for business consulting and other services for the terms of three to twelve months, and issued 1,750,000 shares of common stock to one consultant as consideration valued at $24,325, which was recorded as deferred compensation. Additionally the company valued the remaining 20,900,000 shares to be issued to the other consultants at $48,640. The Company recorded the these transactions as deferred compensation, of which $12,351 has been amortized for the period April 30, 2011.

The board authorized a settlement, reset and restructuring for; shareholders with reset provisions in their private placement memorandum, along with a restructuring plan for accounts payable vendors with restricted shares of stock and for consultants to work and plan the future operations of the company.  The reset provision allowed for 180,000,003 shares of restricted stock to be issued, of which 10,909,090 was issued during the quarter and 169,090,913 shares are stock payable as of April 30, 2011.  The value of the reset is expensed to other expenses for an amount of $1,260,000.

14.	MARTINS CREEK SOLAR NC, LLC

During June 2010 Martins Creek Solar NC, LLC, which was 1/6th owned by the Company and 5/6ths owned by employees and directors of the Company, was formed to hold the project costs of a 1MW solar project in Cherokee County, NC.  The Company invested a total of $567,000 of its funds into the project

On September 28, 2010, Martins Creek Solar NC, LLC (the “Borrower”), entered into a Loan Agreement with Nantahala Bank & Trust Co. (the “Lender”) pursuant to which the Lender agreed to loan the sum of up to $1,222,000 (the “Loan”) in consideration for a promissory note from the Borrower in the amount of $1,222,000 (the “Note”).  Pursuant to the terms of the Note, the Borrower promised to repay to the Lender the principal sum of the Loan together with all accrued but unpaid interest on or before January 1, 2011.  The Note carries a simple interest rate of 6.99% per annum and interest only payments shall be due and payable monthly on the first day of each month beginning October 1, 2010 and continuing until January 1, 2011.

The Borrower’s obligation for payment of the Note is collateralized by a first secured interest in all of the Borrower’s rights, title and interest in and to all equipment and the project to develop the solar facility with Cherokee County Board of Education.

In connection with the Loan Agreement and the Note, SNRY Power, Inc., a wholly owned subsidiary of the Company, executed an unconditional guarantee of payment and performance for the full and prompt payment of the Loan to the Lender and performance of all obligations of the Borrower under the terms of the Loan Agreement and the Note.  Further, David Fann, Michael Dodak, Kevin Cassell, James Roberson, and J. Everett Airington each, jointly and severally, executed limited guarantees of payment and performance limited to 20% of all amounts owing to the Lender under Note at the time demand for payment is made.

During February, 2011 the Company sold its interest in Martins Creek Solar NC, LLC to a third party investor group.  The total amount of the sale was $237,492 and the Company recognized revenue and cost of sales on the project in the amount of $377,492 and $482,248, respectively.

15.	REALTED PARTY TRANSACTIONS

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

As of April 30, 2011 and July 31, 2010, the Company has obligations to related parties for loans and related services totaling $76,735 and $280,638, respectively.

16.	INCOME TAXES

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of April 30, 2011.  The company is estimating a net operating loss of approximately $14,800,000.

17.	SUBSEQUENT EVENTS

During May, 2011, the Company entered into  a Securities Purchase Agreement with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $35,000 (the "Note").  The financing closed in June, 2011.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by November, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering in June , 2011 was $32,500.

In addition, the Company compensated $2,500 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

On April 28, 2011, the Company entered into an Adjustment Agreement and Release pursuant to which the Company issued 16.100,000 shares of common stock to Wellfleet Partners, Inc. (“Wellfleet”) and transferred 520,000 shares of Solar Park Initiatives, Inc. to Wellfleet in consideration of a general release and the waiver of any future ratchet provision.  Further, on April 28, 2011, the Company and Wellfleet entered into a Consulting Agreement whereby Wellfleet agreed to provide financial advisory, strategic transaction and business evolution services in consideration of 1,900,000 shares of common stock of the Company.

During May 2011, the Company issued an aggregate of 185,454,545 shares of common stock to satisfy a ratchet provision to investors (the “Investors”) that participated in that certain unit offering in 2010, which consisted of shares of common stock and common stock purchase warrants.  Further, the Company also transferred 5,980,000 shares of common stock it held in Solar Park Initiatives, Inc. in consideration of the Investors providing a general release and waiving any future ratchet.

The Company received notice of conversion during June 2011 totaling 4,615,385 shares for conversion price of $0.0013 per share, for the Convertible Notes.  Total value of the conversion was $6,000.
.
During May and June 2011, the company issued 195,675,126 restricted shares as part of the restructuring of debt of approximately $1,700,000 owed by the Company.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated approximately $282,496 in revenues from operations for the quarter ended April 30, 2011.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

During the last several months the Company sold one of its operating companies and closed another one of its operating companies: 1) Solar EOS (our training business) was sold, and 2) SNRY Solar (our distribution business)was closed. The closure and sale were caused by declining revenue in each of the business lines, which caused each business unit to not achieve positive gross margin. Management did not see this situation improving over the short run, and, in managements opinion, it would take a substantial investment to generate a positive gross margin in the long run. During the second quarter and continuing through the third quarter, the Company experienced and continues to experience operational difficulties that were exacerbated by the lack of capital.  As a result, the Company curtailed a significant portion of its operations although it continues to pursue its business plan.  If the Company is not able to locate financing by August 2011 and negotiate the settlement of its outstanding debt, we will be forced to cease operations, which will result in the complete loss of your investment.  The Company did not and currently does not have access to the required capital to invest in the business Solar EOS or the SNRY Solar units and therefore they were sold and closed.

Results of Operations

The following table sets forth our statements of operations data for the three and nine months ended April 30, 2011, and April 30, 2010.

	For the Three Months Ended	For the Three Months Ended
	April 30, 2011	April 30, 2010

Revenues, net	$520,865	$732,199
Gross profit	28,583	131,221
Selling, general and administrative expenses	543,064	1,631,219

Total operating expenses	543,064	1,631,219
Loss from operations	(514,481)	(1,499,998)
Loss attributable to Solar Energy Initiatives, Inc.	$(1,729,059)	$(1,813,543)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2011	April 30, 2010

Revenues, net	$1,285,770	$3,017,656
Gross profit	236,157	692,141
Selling, general and administrative expenses	2,952,320	4,126,215

Total operating expenses	2,952,320	4,126,215
Loss from operations	(2,716,163)	(3,434,074)
Loss attributable to Solar Energy Initiatives, Inc.	$(3,951,447)	$(3,731,632)

Comparison of Results of Operations for the Three Months Ended April 30, 2011 and 2010:

Results of Operations

For the three months ended April 30, 2011, we generated $520,865 in revenues from operations and we incurred a loss of $1,729,059 attributable to Solar Energy Initiatives, Inc, of which $1,685,164 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities.. We have financed our operations since inception primarily through private sales of securities. As of April 30, 2011, we had $20,659 in cash, and negative working capital of $1,132,768.

Revenues

For the three months ended April 30, 2011, we had revenues of $520,865 compared to $732,200 for the three months ended April 30, 2010.  Revenues for the three months ended April 30, 2011 reflect sales of solar energy systems and equipment.  For the three months ended April 30, 2010 revenues relate primarily to sales of solar energy systems and equipment and dealer training sales.
Cost of sales and gross profit

For the three months ended April 30, 2011 our Cost of Goods Sold were $492,282 compared to $600,979 for the three months ended April 30, 2010, resulting in a gross profit from operations of $28,583, or 5.8% of revenues compared to $131,221 or 21.8% of revenues, respectively.  The increase in cost of sales is a result of reduced sales of higher margin training and PV sales during the period compared to prior year and increased sales of lower margin PV sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended April 30, 2011 were $543,064 compared with $1,631,219 for the same period ending April 30, 2010.    Major changes in S, G & A expenses were;

●  Salaries and wages reduced to $259,131 in 2011 compared to $507,696 in 2010 primarily related to reductions in staff.
●  Travel and entertainment reduced to $10,153 in 2011 compared with $60,260 in 2010 primarily related to lower travel and procurement related activities
●  Cash and stock based consulting and director’s costs increased to $223,896 in 2011 from $201,544 in 2010 resulting primarily of outside consulting firms compensated in stock.
● Subsidiary costs of SG&A have reduced to $49,884 in 2011 from $486,212 in 2010 results.

Other income (expense)

For the three months ended April 30, 2011 other expense was $1,182,976 due mainly to reset provisions for shareholders, compared with $431,310 for the same period ending April 30, 2010.

For the three months ended April 30, 2011 interest expense was $31,602, due to interest related to, loans from shareholders, and note interest, compared with $48,225 for the same period ending April 30, 2010.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $1,729,059 for the three months ended April 30, 2011 compared with $1,813,543 for the period ending April 30, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 and $165,990 for the three months ended April 30, 2011 and April 30, 2010, respectively.

Comparison of Results of Operations for the Nine months Ended April 30, 2011 and 2010:

Results of Operations

For the nine months ended April 30, 2011, we generated $1,285,770 in revenues from operations and we incurred a loss of $3,951,447 attributable to Solar Energy Initiatives, Inc , of which $2,990,620 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.

Revenues

For the nine months ended April 30, 2011, we had revenues of $1,285,770 compared to $3,017,656 for the nine months ended April 30, 2010.  Revenues for the nine months ended April 30, 2011 reflect dealer training and sales of solar energy systems and equipment.  For the nine months ended April 30, 2010 revenues relate primarily to dealer training, sales of solar energy systems and equipment.

Cost of sales and gross profit

For the nine months ended April 30, 2011 our Cost of Goods Sold were $1,049,613 compared to $2,325,515 for the nine months ended April 30, 2010, resulting in a gross profit from operations of $236,157, or 18.3% of revenues compared to $692,141 or 22.9% of revenues, respectively.  The decrease in cost of sales is a result of decreased sales of higher margin training and PV sales during the period compared to prior year and reduced sales of lower margin PV sales.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the nine months ended April 30, 2011 were $2,952,320 compared with $4,126,415 for the same period ending April 30, 2010.    Major changes in S, G & A expenses were;

●  Salaries and wages reduced to $1,133,805 in 2011 compared to $1,253,832 in 2010 primarily related to reductions in staff.
●  Travel and entertainment reduced to $33,899 in 2011 compared with $206,126 in 2010 primarily related to lower travel and procurement related activities
●  Cash and stock based consulting and director’s costs increased to $1,003,097 in 2011 from $800,377 in 2010 resulting primarily of outside consulting firms compensated in stock.
● Subsidiary costs of SG&A have increased to $781,519 in 2010 from $732,677 in 2010 results.

Other income (expense)

For the three months ended April 30, 2011 other expense was $1,182,976 due mainly to reset provisions for shareholders, compared with $433,458 for the same period ending April 30, 2010.

For the nine months ended April 30, 2011 interest expense was $217,991, due to interest related to, loans from shareholders, and note interest, compared with $110,044 for the same period ending April 30, 2010.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $3,951,447 for the nine months ended April 30, 2011 compared with $3,731,632 for the period ending April 30, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $165,683 and $245,945 for the nine months ended April 30, 2011 and January 31 2010, respectively.

Liquidity and Capital Resources

As of April 30, 2011, we had $20,659 in cash, and negative working capital of $1,132,768, compared with $252,631 in cash and working capital deficit, of $862,042 as of April 30, 2010.  During the quarter ended April 30, 2011, we funded our operations from private sales of equity securities and the revenue generated from operations on a limited basis.  For the same period in 2010, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

Our ability to fund the Company through operating activities has been significantly reduced.  Currently the Company is mainly funded through selling securities.

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

As we continue to maintain a significantly reduced operation of our business, we will be required to raise additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, we will need to raise additional funds during the next twelve month period.   We have raised $325,000 since the July 31, 2010 period end and may require approximately $1,000,000 of additional capital funding to allow us to continue the execution of our business plan through July 31, 2011.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, we will need to reduce the breadth of our business even more.  Management has put into place cost control actions that will be continually evaluated and adjusted as the business is trying to be a self sustaining operations.

Since inception, our operations have primarily been funded through private equity financing and convertible debt.  We expect to continue to seek additional funding through private or public equity and debt financing as our business moves forward.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Significant Capital Expenditures

During the three months ended April 30, 2011, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

ITEM  3.    Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM  4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting as of April 30, 2011.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the current reporting period, certain elements of the internal control system that may prevent the possibility of a misstatement being prevented or detected on a timely basis were found to be missing. These elements related principally to the segregation of duties and oversight in the financial reporting. Management will continue to monitor the identified material weakness and take the necessary steps to mitigate the possible impact on the Company’s financial statements.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes to internal controls over financial reporting that occurred during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially impact, our internal controls over financial reporting.

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

If we are unable to raise capital by August 2011, we will be cease operations and your investment will be lost.

During the second quarter and continuing through the third quarter, the Company experienced and continues to experience operational difficulties that were exacerbated by the lack of capital.  As a result, the Company curtailed a significant portion of its operations although it continues to pursue its business plan.  If the Company is not able to locate financing by August 2011 and negotiate the settlement of its outstanding debt, we will be forced to cease operations, which will result in the complete loss of your investment.

We have a limited operating history, there is no certainty that we will ever generate substantial revenue and achieve profitability.

We generated revenue of $520,865 for the quarter ended April 30, 2011.  We have incurred significant losses from development and operations. As shown in our financial statements, as of the period ended April 30, we have incurred a cumulative net loss of $14,953,781 from operations.  We will continue to incur operating losses in the future, primarily due to the initiation and expansion of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to sell dealerships and technical training classes, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully begin development of one or more solar park(s).

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

During 2011, the capacity to produce solar modules continued, primarily from China, which in the face of the most severe, world-wide, economic downturn in nearly a century significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

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

Common Stock

On March 28, 2011, the Company amended its certificate of incorporation to increase its authorized shares of common stock from 100,000,000 to 750,000,000.  In addition, the Company authorized 10,000,000 shares of preferred stock.

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

During the three months ending January 31, 2011, the Company received notices of conversions during November, December and January totaling 3,830, 386 for various conversion prices ranging from $0.022 to $0.069 per share, for the Convertible Notes.  Total value of the conversions were $129,000.

During November, 2010 the Company cancelled 434,615 shares of common stock from two investors.

During January 2011 the Company compensated two consultants for services with 763,600 shares of common stock at a value of $30,544.

During the three months ending April 30, 2011:

The Company filed an S-8 registration for 5,000,000 shares of common stock issuable under the 2011 Incentive Stock Plan.

The Company received notices of conversions during February, March and April totaling 50,794,147 shares for various conversion prices ranging from $0.002 to $0.019 per share, for the Convertible Notes.  Total value of the conversions was $326,717.

On March 16, 2011, as amended on March 21, 2011, the Company and David Fann, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert past wages, reimbursable expenses and any accrued interest payable into shares of common stock.  Further, Mr. Fann was granted  and the Company issued shares of common stock in connection with his restructuring efforts in 2011.  The Company issued a total of 21,012,217 shares of common stock.

On March 16, 2011, as amended on March 21, 2011, the Company and Michael Dodak, an officer and director of the Company, entered into and closed an agreement whereby the parties agreed to convert past wages, reimbursable expenses and any accrued interest payable into shares of common stock.  Further, Mr. Dodak was granted  and the Company issued shares of common stock in connection with his restructuring efforts in 2011.  The Company issued a total of 21,012,217 shares of common stock.

On March 16, 2011, the Company compensated a professional services vendor for services with 8,000,000 shares of common stock at a value of $52,000, of which $46,000 is deferred compensation and $6,000 is paying an account payable balance.

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

On April 8, 2011, Jack Zwick resigned as a director of the Company.

During the period the Company entered into a consulting arrangement with three companies for business consulting and other services for the terms of three to twelve months, and issued 22,650,000 shares of common stock as consideration valued at $72,965. The Company recorded the stock issuance as deferred compensation, of which $12,351 has been amortized for the period April 30, 2011.

The board authorized a settlement, reset and restructuring for; shareholders with reset provisions in their private placement memorandum, along with a restructuring plan for accounts payable vendors with restricted shares of stock and for consultants to work and plan the future operations of the company.  The reset provision allowed for 180,000,003 shares of restricted stock to be issued, of which 10,909,090 was issued during the quarter and 169,090,913 shares are stock payable as of April 30, 2011.  The value of the reset is expensed to other expenses for an amount of $1,260,000.

Subsequent Events

On April 28, 2011, the Company entered into an Adjustment Agreement and Release pursuant to which the Company issued 16.100,000 shares of common stock to Wellfleet Partners, Inc. (“Wellfleet”) and transferred 520,000 shares of Solar Park Initiatives, Inc. to Wellfleet in consideration of a general release and the waiver of any future ratchet provision.  Further, on April 28, 2011, the Company and Wellfleet entered into a Consulting Agreement whereby Wellfleet agreed to provide financial advisory, strategic transaction and business evolution services in consideration of 1,900,000 shares of common stock of the Company.

During May 2011, the Company issued an aggregate of 185,454,545 shares of common stock to satisfy a ratchet provision to investors (the “Investors”) that participated in that certain unit offering in 2010, which consisted of shares of common stock and common stock purchase warrants.  Further, the Company also transferred 5,980,000 shares of common stock it held in Solar Park Initiatives, Inc. in consideration of the Investors providing a general release and waiving any future ratchet.

During May, 2011, the Company entered into  a Securities Purchase Agreement with  Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $35,000 (the "Note").  The financing closed in June, 2011.

The Note bears interest at the rate of 8% per annum.  All interest and principal must be repaid by November, 2011.  The Note is convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The Note contains a prepayment option whereby the Company may make a payment to Asher equal to 150% of all amounts owed under the Note during the 90 day period beginning on the date of issuance of the Note and expiring on the 90 date anniversary.

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.   The total net proceeds the Company received from this Offering in June , 2011 was $30,000.

In addition, the Company compensated $2,500 to Naidich, Wurman, Birnbaum & Maday, LLP for services to complete the Note and Purchase Agreement.

The Company received notice of conversion during June 2011 totaling 4,615,385 shares for conversion price of $0.0013 per share, for the Convertible Notes.  Total value of the conversion was $6,000.

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

SOLAR ENERGY INITIATIVES, INC..

Dated: June 20, 2011	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)
Dated: June 20, 2011	By:	/s/ Michael Dodak
Michael Dodak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: June 20, 2011	By:	/s/Pierre Besuchet
Pierre Besuchet
Director

Dated: June 20, 2011	By:	/s/J. Everett Airington
J. Everett Airington
Director