Form 10-K
period 2011-07-31
Solar Energy Initiatives, Inc.
filed 2011-11-15
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-148155

Solar Energy Initiatives, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5241121
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

119 Milliken Drive
Kingstree, SC 29556
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2011, the Company had outstanding 702,171,901 shares of its common stock, par value $0.001.

SOLAR ENERGY INITIATIVES, INC.
Form 10-K for the Fiscal Year Ended July 31, 2011

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

Estimates of Future Financial Results are Inherently Unreliable.

From time to time, representatives of Solar Energy Initiatives, Inc. ("Solar Energy,” the ”Company," “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I

ITEM 1.  BUSINESS

Recent Developments

In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

On January 19, 2011 the Company completed a distribution of 21,326,912 shares it held with Solar Park Initiatives, Inc. (SPI) to the Company’s shareholders, reducing its current ownership in SPI to approximately 22%.

 The Company sold its Solar EOS unit, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for a Note of  $165,450 payable over three years annual payments and the assumption of company debt for a total value of $200,000.

During the second quarter and continuing through the fourth quarter, the Company continues to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment.  As a result, the Company has reduced portions of its operations although it continues to pursue its business model.

The Company has moved its operations from Ponte Vedra Beach, Florida to its current address at its Kingstree, South Carolina plant facility.  The Company holds a lease until March 2013.

The Company is currently negotiating a solar project development in North Carolina of over 2 MW’s but there is no guarantee that such negotiation will be successful.

Throughout this Report, Solar Energy Initiatives, Inc. Solar Energy, Inc., SNRY Solar, Inc. and SNRY Power, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions focused on large-scale projects and distribution of solar products.

The SNRYPower subsidiary as a developer and manager of municipal and commercial scale solar projects.

The SNRYSolar Inc subsidiary as a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name  www.solarenergy-us.com , and the relationship management of an independent solar equipment dealer network.  In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

The Company sold its interests in SolarEnergy.com, a domain name and digital property back to its original owner during the 4th quarter of 2010 for cancellation of $400,000 of debt.

In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

On January 19, 2011 the Company completed a distribution of 21,326,912 shares it held with Solar Park Initiatives, Inc. (SPI) to the Company’s shareholders, reducing its current ownership in SPI to approximately 22%.

The Company sold its business for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of $165,450 over three years annual payments and payment of debts of the Company for a total value of $200,000.

During the second quarter and continuing through the fourth quarter of the current fiscal year, the Company continues to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment.  As a result, the Company has reduced portions of its operations although it continues to pursue its business model.

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for November 30, 2011. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we are engaged in the following:

1)	Support and continue to expand a dealer network that sells solar components and systems to residential and commercial customers, and
2)	Develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant
3)	Develop its South Carolina plant facility into a solar assembly, warehouse and distribution facility.

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

In 2009 we entered into a contract with a Western United States municipality where we agreed to build, own and operate a solar electric system we contracted for installation on buildings identified by the municipality.  The successful funding, construction and commissioning of the 800 kilowatt solar electric system has verified this vertical of our business plan. In 2010 we entered into several Letters of Intent to build, own and operate solar arrays on property owned by municipalities in North Carolina, Georgia and Pennsylvania. Although project and term funding were not provided during fiscal year 2010, the Company obtained project funding in October, 2010 to construct 500 KW’s of a 1 MW project in North Carolina for a municipality and sold the project in February 2011. The Company is currently in negotiations with various third parties to provide funding to build out several of its pipeline projects in North Carolina for a combined 2.0 MW’s, as well as, a 1MW project in Pennsylvania and 3.5 MW’s of projects in South Carolina.

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

We buy products for our solar sales activities from manufacturers and vendors around the world.  We buy products at wholesale prices based on market rates, and have relationships within the distribution and supply trade.

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

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves.  We believe the electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

●	Fossil Fuel Supply Constraints: A large portion of the world's electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.

●	Infrastructure Constraints: In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.

●	Desire for Energy Security: Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

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

Challenges Facing Solar Power
The solar power industry must overcome the following challenges to achieve widespread commercialization of its products:

●	Decrease Per Kilowatt-hour Cost to Customer. In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.

●	Achieve Higher Conversion Efficiencies. Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

●	Improve Product Appearance. We believe that aesthetics are a barrier to wider adoption of solar power products particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

Ultimately, federal and state government, and locally sponsored, support for the solar industry is expected to reduce or stop.  At or before that time, solar technologies must be priced, as a function of purchase price and performance, to compete cost effectively with traditional electricity generating technologies.

Competition

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in our inability to develop sustaining revenue. We will compete with companies large and small, public and private, and some will be suppliers as well as competitors and well known such as; First Solar, groSolar, Sunpower, Sunwize, BP Solar, Evergreen Solar and GE Solar. Chinese companies have made significant inroads in manufacturing and are the leaders in the production of solar panels or modules.  Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar products include:

●	power efficiency and performance;
●	price;
●	quality, and warranty coverage and length;
●	aesthetic appearance of solar installations;
●	strength of distribution relationships; and
●	knowledgeable sales and installation personnel.

Our Distributed Products

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

Maintenance and Monitoring
Typically, our dealers will provide post-installation services in support of solar power systems they install to their residential and small commercial customers.  As we pursue 3rd party owned and operated solar systems and solar park projects, we intend to provide the on-going system repair, maintenance and monitoring, including:

●
Operations and Maintenance: Solar systems have a design life in excess of 25 years. We anticipate offering to our customers a series of maintenance services that can include; continuous remote monitoring of system performance, quick turnaround on-site response to any system problem through a qualified local service technician and periodic preventive maintenance as well as certain forms of system testing

●	Monitoring: We will acquire monitor system performance technology used in most of the commercial systems installed. The monitoring technology continuously scans system performance

Sales and Marketing

Our sales and marketing program incorporates a mix of print and web as well as participation in industry trade shows and individual consultations with prospective customers. In addition, we rely heavily on the independent dealer network and we intend to work with and grow this network. We have trained many in the dealer network to design a system that best meets a customer’s needs, taking into account the unique installation and economic requirements for each location, and provide technical support to the dealers as necessary and needed. Commercial sales take a more consultative, long-term selling approach to meet the varying needs of larger customers. The sales process typically includes, a determination that a potential customer’s site has the required exposure for solar power, a site visit and a survey with our proprietary software that analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances.

Employees

At the end of our fiscal year, we have two contracted staff in sales, and administrative positions

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

We generated revenue of $1,285,770 for our fiscal year ended July 31, 2011.  We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended July 31, 2011 and July 31, 2010, we have incurred a cumulative net loss of $15,751,165 and $11,002,334, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s).  If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

We have a significant amount of outstanding debt and if we are unable to restructure this debt we will cease operations.  We currently have a significant amount of debt including outstanding payables.  If we are unable to restructure such debt/payable, we will cease operations.

Additional financing will be necessary for the implementation of our growth and restructuring debt strategy.

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

Debt and/or project financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business, development of projects and operations.  If we do not raise additional capital, we will be required to cease operations in the next 30 days.

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

Our directors, executive officers and principal five percent stockholders and their affiliates beneficially own approximately 25.8% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have the ability to significantly influence the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

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

During 2010 and into 2011, there was a tremendous increase in the capacity to produce solar modules, primarily from China, which in the face of the most severe, world-wide, economic downturn in nearly a century, significantly reduced the price of solar panels.  As demand for solar panels will likely increase with an economic recovery, demand and pricing for solar modules on a per watt basis could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

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

To date, we have worked with suppliers to accept best price offers with solar panel suppliers.  We intend to pursue other competitive price offer arrangements with component and balance of system suppliers to attempt to manage the cost of materials and supply allocations.  If we are unable to maintain our supply relationships, establish competitive additional supply sources or we are unable to develop adequate sales, we may be forced to cease operations.

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

Our quarterly revenue and operating results will be difficult to predict from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

●	the average selling price of the solar products that we purchase including PV and Thermal systems;
●
the availability, pricing and timeliness of delivery of third party sources products,  components and systems, particularly solar panels and balance of systems components, including steel, necessary for solar power products to function;

●	the rate and cost at which we are able to expand to meet customer demand, including costs and timing of adding personnel;
●	the amount and timing of sales of our systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;
●
our ability to meet project completion schedules and the corresponding revenue impact under such contractual devises as percentage-of-completion method of recognizing revenue for projects which may apply;

●	construction cost overruns, including those associated with the introduction of new products;
●	incentives play a major roll in the buying/decision making process for our potential customers, significant changes in regulation or incentives may adversely effect our business;
●	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;
●	unplanned additional expenses such as manufacturing failures, defects or downtime;
●	acquisition and investment related costs;
●	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;
●	unpredictable sales cycle time lines inherent with new solutions and products;
●	geopolitical turmoil within any of the countries in which we operate or sell products;
●	foreign currency fluctuations, particularly in the Euro or the Chinese Yuan;

●	the effect of currency hedging activities;
●	our ability to establish and expand customer relationships;
●	changes in our manufacturing costs;
●	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;
●	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;
●	our ability to successfully procure and sell new or enhanced solar power products in a timely manner;
●	the timing of new product or technology affiliations or agreements by our competitors and other developments in the competitive environment;
●	the willingness of solar panel suppliers to continue product sales to us;
●	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and
●	labor shortages, expertise shortages, shipping and other factors causing business delays.

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

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Canada, Germany, Japan, Spain, Italy, Portugal, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

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

The development of a successful market for the products we intend to distribute may be adversely affected by a number of factors, some of which are beyond our control, including:

●	our failure to offer products that compete favorably against other solar power products or providers on the basis of cost, quality and performance;
●
our failure to offer products that compete favorably against conventional energy sources and alternative distributed-generation technologies, such as wind, biomass and solar thermal, on the basis of cost, quality and performance;

●	our failure to develop and maintain successful relationships with vendors, distributors, systems integrators and other resellers, as well as strategic partners.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;
●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
●	success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio-diesel generators and large-scale solar thermal technologies;
●	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
●	increases or decreases in the prices of oil, coal and natural gas;
●	capital expenditures by customers, which tend to decrease when the domestic or foreign economies slow;
●	continued deregulation of the electric power industry and broader energy industry; and
●	availability and or effectiveness of government subsidies and incentives.

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

We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;
●	problems maintaining uniform standards, procedures, controls and policies;
●	problems arising from non-performance of acquired entities or assets;
●	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;
●	unanticipated costs associated with an acquisition;
●	diversion of management's attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering new markets in which we have no or limited prior experience;
●	potential loss of key employees of acquired businesses; and
●
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

Under the current rules, an attestation report on our internal controls from our independent registered public accounting firm is not required as part of our annual report for the fiscal year ending in 2011. Additionally, we well be required to file our first 10-Q subsequent to June 15, 2011 on an XBRL basis, or the October 31, 2011 filing.  We currently review and maintain on a regular basis a process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

We will seek to protect our proprietary supplier and operational processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

●	people may not be deterred from misappropriating our operational assets despite the existence of laws or contracts prohibiting it;
●	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use; and
●	the laws of other countries in which we access and or market our solar cells, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies.

Unauthorized copying or other misappropriation of our proprietary assets could enable third parties to benefit from our property without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

We rely on suppliers to comply with intellectual property, copywrite, hazardous materials and processes and trade secrecy laws and regulations and, if such laws and regulations are not sufficiently followed, our business could suffer substantially.

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

On October 28, 2011, our directors, officers and certain of their affiliates were deemed to beneficially own approximately 25.8% of our outstanding common stock.  Accordingly, if these stockholders act together as a group, they would most likely be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation and bylaws and the approval of significant corporate transactions. The existence of ownership concentrated in a few persons may have the effect of delaying or preventing a change in management or voting control. Furthermore, the interests of our controlling stockholders could conflict with those of our other stockholders.

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

Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, may lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 511,154,557 shares held by persons who are not our affiliates on July 31, 2011 approximately 176,084,642 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 2,496,000 additional shares were sold in accordance with Rule 144 under that Act and approximately 47,828,099 more shares will be able to be sold within the ensuing twelve month period.

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

ITEM 2.  DESCRIPTION OF PROPERTY

In March, 2010 the Company signed a 3-year lease agreement, with option to purchase, with the Williamsburg County Development Corporation for the use of a building in Kingstree, SC.  Currently the address of the Company is at 119 Milliken Drive, Kingstree, SC 29556.  Approximately 6,000 sq. ft. of the building will be used for technical and dealer training of solar applicants.  The remaining 230,000 sq. ft. of building space will be used as a distribution and light manufacturing facility.  The annual lease rate for the building is $5.00 per year.  If the Company creates 200 or more permanent jobs as a result of its activities in South Carolina, it will be able to purchase the building for $1.00 at the end of the 3-year lease term.

ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, and except as noted below, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.

We have received notice of a claim from a previous employee based on compensation matters in the amount of $892,500 plus interest from 2009.  The matter is being reviewed by our legal staff and no determination has been made as to is merits.  Offer for settlement has been made for an amount of $100,000 consistent with discussions with claimant.  Currently the Company has reserved for these amounts and will continue to work toward a settlement.

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of July 31, 2011.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were the following matters submitted to a vote of security holders during the third quarter of the fiscal year covered by this Report.

On March 28, 2011, the Company amended its certificate of incorporation to increase its authorized shares of common stock from 100,000,000 to 750,000,000 (the “Increase Amendment”).  In addition, the Company authorized 10,000,000 shares of blank check preferred stock (the “Preferred Shares”).  The Increase Amendment and the Preferred Shares were approved by the board of directors as well as the shareholders holding a majority of the issued and outstanding shares of common stock pursuant to a written consent dated March 16, 2011.  The Board of Directors may determine to issue Preferred Shares.  If issued, the Preferred Shares may be created and issued in one or more series and with such designations, rights, preferences and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such Preferred Shares.  If Preferred Shares are issued and the Company is subsequently liquidated or dissolved, the preferred stockholders may have preferential rights to receive a liquidating distribution for their shares prior to any distribution to common shareholders.  Although we have no present intent to do so, we could issue Preferred Shares with such terms and privileges that a third party acquisition of the Company could be difficult or impossible.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

From July 15, 2008 through August 23, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “NPCX,” and since August 24, 2008, our trading symbol has been “SNRY”.

The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2011 and 2010. Prior to July 15, 2008, there was no active market for our common stock.  The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $

2011
Fourth quarter ended July 31, 2011	$0.005	$0.002
Third quarter ended April 30, 2011	$0.03	$0.002
Second quarter ended January 31, 2010	$0.13	$0.03
First quarter ended October 31, 2010	$0.19	$0.10
2010
Fourth quarter ended July 31, 2010	$0.14	$0.14
Third quarter ended April 30, 2010	$0.22	$0.20
Second quarter ended January 31, 2010	$0.21	$0.18
First quarter ended October 31, 2009	$0.36	$0.33
2009
Fourth quarter ended July 31, 2009	$0.70	$0.25
Third quarter ended April 30, 2009	$0.56	$0.17
Second quarter ended January 31, 2009	$0.52	$0.13
First quarter ended October 31, 2008	$1.00	$0.15
2008
Fourth quarter ended July 31, 2008	$0.57	$0.55
Third quarter ended April 30, 2008	NA	NA
Second quarter ended January 31, 2008	NA	NA
First quarter ended October 31, 2007	NA	NA

On July 30, 2008, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000.

The closing price of our common stock on the OTC Bulletin Board on November 10, 2011 was $.001 per share.

On November 10, 2011, our common stock was held of record by approximately 2,869 shareholders.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our Company generated $1,142,070 in revenues for the fiscal year ended July 31, 2011.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We market, sell and design solar power systems for residential and commercial customers, market, sell, design, own and operate solar power systems for municipal and commercial customers and design, develop and manage solar parks.  We intend to initially serve customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  For the fiscal year just ended, we generated more than $1.1 Million in revenues and had a ($2.5 Million) loss from operations.   We source solar components from third party manufacturers for solar electric power products and technologies that directly convert sunlight into electricity and thermal (heat) energy.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectability and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for nonpayment.

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

During the period ended April 30, 2010, SPI closed a private placement for the sale of units at $0.15 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.40.  In December 2009, 667,921 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an ongoing reverse merger SPI forward split shares of common stock on a 1:1.5812 and increased all shareholders on a pro-rata basis.  SPI also granted 1,550,984 stock options exercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a  2.5 year life, was $297,450.

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

On July 13, 2010 in conjunction with the Exchange and Merger Shares the Registrant was issued 487,500 shares and valued at the then estimated fair value of $0.15 per share and expensed the value of $73,125 in the period ended July 31, 2010.

The parties have taken all actions necessary to ensure the Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

During 2010 and as of December 1, 2010 the Company announced a distribution of shares of common stock (the “Distribution”) of Solar Park Initiatives, a partially owned subsidiary of the Company (“Solar Park”).  The Company held 34,996,769 shares of common stock of Solar Park, representing an estimated 66.8% of Solar Park.  Following the Distribution, the Company retained 13,669,857 shares of common stock of Solar Park representing approximately 22% of Solar Park.

As of January 31, 2010 due to the Spin-Off and Distribution of Solar Park shares held by the Company, Solar Park is accounted for under the Equity Method and not as a Controlled Interest.  As of July 31, 2011 the Company owned 11.5%

As of January 26, 2011, the Company initiated distribution of 21,326,911 shares of common stock, par value $0.001 (the “Shares”) of Solar Park and the S-1/A Registration Statement for distribution of shares from the spin-off has been declared effective.  All Solar Energy Initiatives (SNRY.OB) shareholders of record as of December 1, 2010 received one share of Solar Park for every two shares they own of Solar Energy Initiatives.

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

Fiscal Years Ended July 31, 2011 and 2010
Results of Operations

The following table sets forth our statements of operations data for the years ended July 31, 2011, and 2010.

Summary Income Statement

	July 31, 2011	July 31, 2010

Revenues, net	$1,285,770	$4,643,974
Gross profit (loss)	243,505	718,088
Selling, general and administrative expenses	3,294,179	5,572,818

Total operating expenses	3,294,179	5,572,818
Loss from operations	(3,050,671)	(4,854,729)
Other Income (Expense)	(1,863,843)	(1,379,361)
Loss from operations before income taxes	(4,914,514)	(6,234,090)
Income tax provision	-	-
Net loss	(4,914,514)	(6,234,090)
Loss attributable to non-controlling interest	165,683	342,766
Loss attributable to Solar Energy Initiatives, Inc.	$(4,748,831)	$(5,891,324)

Revenues

For the years ending July 31, 2011 and 2010, we had revenues of $1,285,770 and $4,643,974, respectively.    The changes in revenues are due to reduction of the training of our new dealers and the decreased sale of distributed products.

Cost of sales

For the years ending July 31, 2011 and 2010, we had cost of sales of $1,042,262 and $3,925,886, respectively.   The changes in cost of sales are due to the cost of training of our new dealers and the increased cost of product.

Selling, general and administrative

Selling, general and administrative expenses for the year ended July 31, 2011 and July 31, 2010 were $3,294,179 and $5,572,818, respectively.  Cash-based management fees, wages and salaries were $909,624 for fiscal 2011 and $1,104,155 for fiscal 2010, the decrease is due to the reduction of employees.  Stock based compensation was 1,936,579 for fiscal 2011 and $1,623,465 for fiscal 2010, travel and entertainment was $38,898 for fiscal 2011 and $283,588 for fiscal 2010, and consulting, legal and professional costs totaled $266,152 for fiscal 2010 and $217,081 for fiscal 2010, of which the increases primarily relate to our acquisition costs, selling activities, financing activities, the preparation of audited and reviewed financial statements and SEC reporting.

Other income (expense)

In fiscal 2011 other expenses was $1,863,843 of which $346,583 was interest expense, consisting of interest for the notes payable, loan fees and loans from related parties.    In fiscal 2010 other expenses was $1,363,913 of which $98,381 was interest expense, consisting of interest for the note payable, loan fees and loans from related parties   During the year the Company also settled with shareholders on ratchet pricing increases for $1,271,455; other expenses of $211,307 and gain on sale of Solar EOS assets of $205,000 for a net of other expenses of $1,863,843.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $4,748,831 for the year ended July 31, 2011 compared to $5,891,324 for the year ended July 31, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 for the year ended July 31, 2011 and $342,766 for the year ended July 31, 2010. These expenses have been incurred ahead of our ability to recognize sufficient revenues from our business activities to generate a profit.

Liquidity and Capital Resources

As of July 31, 2011, we had cash of $8,703, and working capital deficit of $1,245,096 compared with $30,153 and $1,129,552 in cash and working capital, respectively, in 2010.  During the years ended July 31, 2011 and 2010, we primarily funded our operations from private sales of equity securities and convertible debt.

For the year ended July 31, 2011, we used $545,667 of cash in operations.  Investing activities used $12,782 of cash during the year and financing activities provided $537,000 of net cash during the year, which resulted primarily from private placement subscription, conversions of notes payable and notes payable proceeds.  For the year ended July 31, 2010, we used $3,017,143 of cash in operations.  Investing activities used $5,892 of cash during the year and financing activities provided $2,047,560 of net cash during the year, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

As we continue to review our financial restructuring of the Company, we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows.  Unless we can attain sufficient levels of revenues, and restructure our current debt, we will need to raise additional funds during the next twelve month period.  For the fiscal year ended July 31, 2011 we have been able to obtain approximately $325,000 of capital through equity financing and $212,000 of debt financing.  We may require approximately $1,250,000 of additional capital funding, to allow us to continue the execution of our business plan through July 31, 2012.  If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, or restructure our debt, we will need to reduce the breadth of our business.

We have reduced staff throughout the current fiscal year and have curtailed most of the operations of the Company.  We are currently restructuring the Company’s debt to work with vendors and ongoing consultants to provide for an ongoing business operation.  We need additional capital in order to continue operations.

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

In September 2009 the Company added $100,000 of related party debt with interest rates at 12%.  In January 2010 the Company added $100,000 of related party debt with interest rates of 12%. In July 2010 the Company has added $250,000 of  debt with interest rates ranging from 8% to 12% with due dates within one year.  Subsequent to year end the Company added an additional $53,000 of debt with interest of 8% due within one year.

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

On August 9, 2010, the Company entered into a Securities Purchase Agreement with Asher for the sale of 8% convertible note in the amount of $53,000.  The financing closed on August 15, 2010.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture of $25,260 and fully amortized during the year ended July 31, 2011.

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

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The total gross proceeds the Company received from this Offering on October 26, 2010 was $40,000.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture of $18,100 and was fully amortized during the year ended July 31, 2010.

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

The beneficial conversion feature and discount amounted to $34,672 on both transferred notes assigned by related parties to Asher a non-related party.

During the period an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt.  During the period $39,141 of total discount was amortized on all of the convertible debt.

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

On May 25, 2011 and July 8, 2011, Solar Energy Initiatives, Inc. (the “Company”) entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the "Notes").  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.    The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $34,946, and amortized $10,827 during the year ended July 31, 2010.

Total Loans as of July 31, 2011:

Convertible Debt	$65,000
Notes	54,000
Total	119,000
Discount	(20,306)
Net Debt	$98,694

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for the convertible notes.  Total value of the conversions was $629,425.

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of July 31, 2011 we had approximately $8,703 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of our fiscal year end, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

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

Significant Capital Expenditures

During the year ended July 31, 2011, we acquired approximately $0 of furniture and equipment for office purposes.

Subsequent Events

On August 2, 2011, Everett Airington resigned as a director of Solar Energy Initiatives, Inc. (the “Company”)

On September 26, 2011, Mike Dodak resigned as President, acting Chief Financial Officer and Director of Solar Energy Initiatives, Inc. (the “Company”).

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

During October and November the Company issued 10,000,000 Rule 144 restricted shares to Directors as compensation valued at approximately $10,000.

During November the Company issued 11,000,000 Rule 144 restricted shares to consultants as compensation for services valued at approximately $13,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for November 30, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K. the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2011 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NAME	AGE	POSITIONS
David Fann	56	CEO and Director

Pierre Besuchet	73	Director

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

Pierre Besuchet, Director, Mr. Besuchet has filled senior management positions with Geneva Switzerland; a former Director of Fiaisal Private Bank (Switzerland); and former Director of other European and U.S. companies

Audit Committee Expert

The Company has appointed the following Board Members on to the Audit Committee:
David Fann, independent financial expert
Pierre Besuchet

ITEM 11. EXECUTIVE COMPENSATION

There were two executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers (our “named executive officers”) for the fiscal year ended July 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($), (3)	Stock Options ($), (4)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael J. Dodak	2011	85,000	(1)	196,037	-	-		-	281,037
Former President & CFO & Director	2010	37,500		105,148					142,648
David W. Fann	2011	85,000	(2)	196,037	-	-		-	281,037
CEO & Director	2010	165,000		115,013					280,013

(1) Mr. Dodak provided consulting services for which $10,000 per month until August 2009 when he rejoined the Company as an employee.  Compensation for salary, consulting services, and loan fees were paid in common stock of the Company at various times during the year.  Total shares issued are 47,778,807.  During the year ended July 31, 2011, Mr. Dodak was being compensated at an annual salary of $110,000.

(2) Prior to Feb 2009, Mr. Fann was compensated for consulting services. Mr. Fann’s starting salary was $150,000 annually. This was increased to $220,000 annually effective July 2009.  Compensation for consulting services and salary was paid in common stock of the Company at various times during the year.  Total shares issued are 47,778,807.   During the year ended July 31, 2011, Mr. Fann received a salary of $110,000

(3) Stock Awards were Company stock issued to the recipients in lieu of cash compensation for salary or consulting fees and valued at the lower of the bid price of the stock on the day of the award, or at the private placement issuance price of an open private placement at that time.

(4) Stock Options are awards from the 2008 and 2009 and 2010 Incentive Stock Option plans and valued using the Black Scholes model.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(2)

David Fann	2/2/09								1,000,000	0.32	$222,428
	8/8/08								1,400,000	0.50	$390,475
Everett Airington	4/6/09								500,000	0.37	$82,500
Michael Dodak	8/8/08								1,400,000	0.50	$390,475
	2/9/09								500,000	0.32	$111,214
Pierre Besechut	2/2/09								500,000	0.32	$111,214

(1)	The Exercise or Base Price of the Option Award was determined based on the lower of the bid price, or current private placement price of any offering open, at the date of the grant.

(2)	The Grant Date Fair Value is generally the amount that the Company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

Outstanding equity awards at fiscal year-end

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dodak	1,400,000	N/A		$0.50	August-2011
Fann	1,400,000	N/A		$0.50	August-2011
Besechut	-	330,000	330,000	$0.32	February-2012			330,000
Fann	55,000	945,000	1,000,000	$0.32	February-2012			945,000
Dodak	82,500	417,500	335,000	$0.32	February-2012			417,500
Airington	82,500	417,500	335,000	$0.37	April-2012			417,500

Option exercises and stock vested table

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
	Number of	Value	Number of	Value
	Shares	Realized	Shares	Realized
	Aquired	on	Aquired	on
	on Exercise	Exercise	on	Vesting
Name	(#)	($)	Vesting (#)	($)
(a)	(b)	(c)	(d)	(e)
Dodak	600,000	390,475
Fann	600,000	390,475

DIRECTOR COMPENSATION

The following table summarizes the director fees paid for the year ended July 31, 2011

Director Compensation

Name				Non-equity	Non-Qualified		Total ($)
	Fees earned			Incentive Plan	Deferred
	or paid in	Stock	Option	Compensation	Compensation	All Other
	cash ($)	Awards ($)	Awards ($)	($)	Earnings ($)	Compensation ($)
Airington		$33,500					$33,500
Besuchet		$17,500					$17,500
Zwick		$30,000					$30,000
Fann		$16,000					$16,000
Dodak		$16,000					$16,000

Equity Compensation Plan Information

There is currently no stock option executive compensation plan in place.

Employment and Consulting Agreements

The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

The Company entered into a five year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract included an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Dodak elected to convert his contract to a consulting agreement whereby he was paid $10,000, monthly.  The consulting agreement runs thru December 2012. There is an 18-month severance if terminated early.  In August 2009 the agreement was amended as follows:

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

The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

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

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90days after not being exercised.  Mr. Leischow has entered a claim for $892,500, of which the Company has reserved $100,000 based on mutual agreements.  The outstanding item is on whether it will be paid in cash or can be paid in stock of the Company.  See Part I- Item 3 - Legal Section for more information on this item.

Director and Officer Compensation

We have no formal director compensation or reimbursement policy, but rather the Compensation Committee or the board makes director compensation and reimbursement determinations on an ad hoc basis. Directors may be reimbursed for their expenses incurred for attending each board of directors meeting and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving us in any other capacity and being compensated for the service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings. During our fiscal years ended July 31, 2011 and 2010, none of our directors were paid any fees to attend director meetings.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.  The Company has entered into a four-year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2008. There is an 18-month severance if terminated early. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

The Company entered into a five-year employment agreement with Michael Dodak as VP of Corporate Development. The terms of the contract include an initial salary of $120,000 until specific performance measures are met, at which time the salary is to be increased to $150,000.  Per the agreement, Mr. Dodak elected to convert his contract to a consulting agreement whereby he was paid $10,000, monthly.  The consulting agreement runs thru December 2013. There is an 18-month severance if terminated early.

In August 2009, Mr. Dodak and the Company amended the agreement whereby Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month.  Upon stepping down as COO of the Company, his compensation will revert to the $10,000 per month. Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

The Company entered into a five-year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18-month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.  The Company reengaged Mr. Surette for consulting services starting May 2010 through June 2010 at a rate of $10,000 per month.

The Company has entered into a four-year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $14,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18-month severance if terminated early. The Company and Mr. Bakeman severed its relationship in March 2010, and all options were expired 90days after not being exercised.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90days after not being exercised. Mr. Leischow has entered a claim for $892,500, of which the Company has reserved $100,000 based on mutual agreements.  The outstanding item is on whether it will be paid in cash or can be paid in stock of the Company.  See Part I- Item 3 - Legal Section for more information on this item.

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

In December 2008 Brad Holt resigned as CEO and assumed the Chairman of the Board position.  The employment agreement was cancelled, and the Company entered into a consulting agreement with Mr. Holt for a period of four years.   The final terms were resolved in August 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of November 10, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Table 1 – Current Stock Outstanding and Ownership

Title of Class	Name of Beneficial Owner		Number of Shares Beneficially Owned (1)	Percentage Ownership

Common Stock	David Fann	(2)(6)	59,360,018	8.2%

Common Stock	Michael Dodak	(3)	59,721,316	8.3%

Common Stock	Sidney Cole	(4)	49,884,460	6.9%

Common Stock	Pierre Besechut	(5)(6)	16,800,000	2.3%

Common Stock	All Executive Officers and Directors as a Group (2 persons) (6)		76,160,018	10.5%

(1)
Applicable percentage ownership is based on 702,171,901 shares of common stock outstanding as of November 10, 2011, together with 17,920,311 securities exercisable or convertible into shares of common stock within 60 days of November 10, 2011.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)
Applicable percentage ownership is based on 58,505,018 shares of common stock outstanding as of November 10, 2011, together with 855,000 securities exercisable or convertible into shares of common stock within 60 days of November 10, 2011.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
Applicable percentage ownership is based on 58,838,816 shares of common stock outstanding as of November 10, 2011, together with 882,500 securities exercisable or convertible into shares of common stock within 60 days of November 10, 2011.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)
Applicable percentage ownership is based on 45,584,461 of common stock outstanding as of November 10, 2011, of which 5,020,176 is in the name of Remi Holdings,  together with 4,299,999 securities exercisable or convertible into shares of common stock within 60 days of November 10, 2011.   Remi Holdings owns Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(5)
Applicable percentage ownership is based on 15,900,000 shares of common stock outstanding as of November 10, 20110, together with 900,000 securities exercisable or convertible into shares of common stock within 60 days of November 10, 20110.   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(6)	Executive Officer and Director

Recent Sales and Distribution of Unregistered Securities.

Common Stock - On March 28, 2011, the shareholders of the Company voted to increase its authorized capital stock from 100,000,000 common shares to 750,000,000 common shares, $0.001 par value per share.

Business consulting services - In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $55,000 has amortized for the period ended July 31, 2010.

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

In October 2010 the Company issued 200,000 shares as compensation valued at $20,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In October 2010 the Company issued 277,778 shares as compensation valued at $50,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In December 2010 the Company issued 154,000 shares as reimbursement for expenses valued at $7,700 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In March 2011 the Company issued 8,000,000 shares as compensation valued at $46,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In April 2011 the Company issued 8,011,000 restricted shares as compensation valued at $56,077 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In May 2011 the Company issued 1,113,636 restricted shares as compensation valued at $2,339 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In May 2011 the Company issued 19,000,000 restricted shares as compensation valued at $64,066 and an amount of which is deferred compensation remaining of $14,567 and the remainder of $49,499 is expensed to stock based consulting services for the period ending July 31, 2011.

During September and October 2010 the Company issued 500,000 restricted shares as director compensation valued at $78,000 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

During May 2011 the Company issued 105,357,614 restricted shares as director and officer compensation valued at $427,074 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for the convertible notes.  Total beneficial conversion value accounted for in interest expense was $286,424 during the year ended July 31, 2011.

During October 2010 the Company received notices for cashless warrant exercise of 154,320 restricted shares.

During May 2011 the Company issued 40,000,000 restricted shares for settlement of amounts payable in the amount of $140,000, however these shares have been subsequently cancelled.

From August 2010 through November 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 2,997,412 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 2,997,412 shares of common stock with an exercise price of $0.13 per share for aggregate net proceeds of $305,000.

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

During August 2010 the Company issued a retroactive anti-dilutive rachet increase per the above securities for 1,495,744 shares.

During November the Company cancelled 484,615 shares attributable to private placement offering of which the funds were never received.

Private Placement Warrants

As of July, 2011, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, 1,536,667, 4,318,003 600,000 and 2,997,412 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12
4,318,003	$0.16	March-2013
600,000	$0.16	June-2013
2,997,412	$0.16	Nov-2015

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

The Company had originally invested $134,500 in a convertible debenture with Envortus.  The Company then took back a Note for $97,500 and cash paid back of $55,000.  The Company reviewed the fair value of the $97,500 Note, which had an immediate discount of $6,700 and an early expected payment discount of $22,700.  The Company decided to take a valuation allowance on the $22,700 and the $6,700 during July 2007, leaving a balance on the Note of $68,100.  Comparing the consideration received of $55,000 and the remaining value of the Note at $68,100 or $123,095, net of a $5 fee, this resulted in a loss on sale of the original investment in convertible debenture of $11,405.   The Company has allowed for the remaining balance of the Note and recorded bad debt related to note receivable, related party, in the amount of $68,100, due to concerns of collectability and non-payment of the scheduled payments.  Per the terms of the Note, B.C. was required to pay principal in the amount of $10,000 in January 2008 and additional payments of $17,240 in July 2008, $31,780 in January 2009 and $31,780 in July 2009, together with interest, according to the payment schedule as defined by the Note when the early payments are not received.  As of the date hereof, B.C. has not made the required principal and interest payment.  The Company is pursuing legal action against the Note’s obligor for nonpayment.

No related parties purchased securities during the private placement from August 1, 2007 to July 31, 2009.  During the private placement from March, 2010 to July 2010 one related party purchased securities of 600,000 shares.  During the period of August 1, 2010 to July 31, 2011 there were 961,539 shares purchased through private placements

During the fiscal year ended July 31, 2011, the following equity distributions were made as part of employment compensation:
David Fann, CEO (1)	47,778,807
Mike Dodak, President and Interim CFO (1)	47,778,807

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

The Executive may select to become a consultant to the Company rather than be an employee. The Executive must provide the Company with a 60 day notice after which the Executive will become a consultant to the Company for the remaining term of this Agreement. The Executive will report to the then C.E.O. and will perform agreed upon services on a part-time basis (not to exceed 40 hours per month). The compensation paid will be Ten thousand dollars ($10,000) per month plus all expenses incurred on behalf of the Company. Any required travel in excess of three and one half hours will be business class.  Both Messrs. Fann and Dodak elected to convert their relationship with the Company to consultancy in July 2008.  Both Messrs. Fann and Dodak receive a salary of $220,000 per year as of July 31, 2010.  During fiscal year ended July 31, 2011 both Messrs. Fann and Dodak received a salary of $110,000 per year through April 30, 2011 at which time the Company made a settlement for stock for compensation due and restructuring the Company debt for go forward business totaling 47,678,807 shares each for total shares of  95,557,614 and value of $392, 074.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford & Company, LLC, our independent auditors, for the years ended July 31, 2011 and 2010.

	2011	2010
Audit Fees	$34,250	$53,915
Audit-Related Fees	-	2,000
Tax Fees	4,000	5,900
All Other Fees	-	-
Total	$38,250	$61,815

Audit Fees.  Audit fees billed by L.L. Bradford were for professional services rendered for the annual audit of our consolidated financial statements, quarterly review of our consolidated financial statements, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees billed by L.L. Bradford were for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, other than those previously reported under “Audit Fees.” Audit-related fees for the years ended 2011 and 2010 related to professional services performed in connection with the Company’s regulatory filings on Forms S-1 and S-8 during each of those periods.

Tax Fees.  This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by L.L. Bradford for tax compliance, tax planning and tax advice.

All Other Fees.  L.L. Bradford did not bill us for professional services rendered, other than amounts reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the years ended 2011 and 2010.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2011.

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

39

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Initiatives, Inc.

Date: November 154, 2011	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer, Chief Financial Officer and Director (Principal Accounting, Financial and Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Solar Energy Initiatives, Inc.

Date: November 15, 2011	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	November 15, 2011
David W. Fann

/s Pierre Besuchet	Director	November 15, 2011
Pierre Besuchet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Solar Energy Initiatives, Inc.
Kingtree, South Carolina

We have audited the accompanying consolidated balance sheets of Solar Energy Initiatives, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended July 31, 2011. Solar Energy Initiatives, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Initiatives, Inc. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ L.L. Bradford & Company, LLC
November 15, 2011
Las Vegas, Nevada

Solar Energy Initiatives, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS		As Restated

Current assets
Cash and cash equivalents	$8,703	$30,153
Accounts receivable, net	-	26,124
Project development costs	-	560,274
Inventory	6,692	208,417
Prepaid and other current assets	3,781	2,789
Total current assets	19,176	797,757

Fixed assets, net	17,509	25,369
Deposits	-	3,598
Total assets	$36,685	$856,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$977,828	$1,158,588
Accounts payable, related parties	-	20,352
Commissions payable	-	1,882
Due to related parties	100,000	280,638
Accrued expenses	87,750	242,309
Deferred revenue	-	79,230
Convertible debentures, net	98,694	144,310
Total current liabilities	1,264,272	1,927,309

Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par; 10,000,000 authorized
0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized
564,840,189 and 35,405,535 issued and outstanding,
respectively	564,841	35,406
Paid-in capital	14,206,188	10,564,804
Deferred compensation	(247,449)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(15,751,165)	(11,002,334)
Total Solar Energy Initiative Inc shareholder's equity (deficit)	(1,227,586)	(1,004,659)
Non-controlling interest	-	(65,923)
Total stockholders' equity (deficit)	(1,227,586)	(1,070,583)
Total liabilities and stockholders' equity (deficit)	$36,685	$856,726

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010

Revenues, net	$1,285,770	$4,643,974
Cost of sales	1,042,262	3,925,886
Gross profit	243,508	718,088

Operating expenses
Selling, general and administrative	3,294,179	5,572,818
Total operating expenses	3,294,179	5,572,818

Loss from operations	(3,050,671)	(4,854,729)

Other income (expense)	(1,506,431)	(1,280,980)
Interest expense	(357,412)	(98,381)
Total other income (expense)	(1,863,843)	(1,379,361)

Loss before provision for income taxes	(4,914,514)	(6,234,090)
Provision for income taxes	-	-
Net loss	(4,914,514)	(6,234,090)

Loss attributable to non-controlling interest	(165,683)	(342,766)
Loss attributable to Solar Energy Initiatives, Inc.	$(4,748,831)	$(5,891,324)

Net loss attributable to Solar Energy Initiatives, Inc.` per share – basic and diluted	$(0.03)	$(0.22)

Weighted average shares outstanding – basic and diluted	176,933,160	27,887,439

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Audited)

			Additional		Common		Non-	Total
	Common Stock		Paid-in	Deferred	Stock	Accumulated	Controlling	Stockholders
	Shares	Amount	Capital	Comp	Subscription	Deficit	Interest	Equity
Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)	$(20,000)	$(5,111,011)	$-	$1,550,346

Shares issued for consulting	1,300,000	1,300	516,200	(498,000)		-	-	19,500

Shares issued for warrant call	2,038,500	2,038	772,566	-		-	-	774,604

Shares issued for payment of services	2,415,125	2,415	477,872	(465,739)		-	-	14,548

Shares issued for dealer incentives	13,000	13	4,537	-		-	-	4,550

Shares issued for employee incentives	36,464	36	15,021	-		-	-	15,057

Shares issued for loan fees	350,000	350	70,650	-		-	-	71,000

Shares issued for employee compensation	1,707,876	1,708	364,112	-		-	-	365,821

Amortization of deferred compensation expense	-	-		827,370		-	-	827,370

Shares issued for private placement, net of offering costs	4,918,003	4,918	718,038	-		-	-	722,956

Discount on notes due to beneficial conversion feature	-	-	121,138	-		-	-	121,138

Acquisition and ownership changes in subsidiary	-	-	399,775	-		-	276,843	676,618

Net loss	-	-	-	-		(5,891,323)	(342,766)	(6,234,090)

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	154,320	154	(154)	-		-	-	-

Shares issued for payment of services	2,509,014	2,509	203,403	-		-	-	224,912

Shares issued for retroactive treatment of share price	1,495,744	1,496	(1,496)	-		-	-	-

Shares cancelled	(524,615)	(525)	(29,476)	-	(20,000)	-	-	(10,000)

Shares issued for employee compensation	105,857,614	105,858	399,216	-		-	-	505,074

Shares issued for deferred compensation	32,163,600	32,164	171,673	(251,509)		-	-	(47,672)

Amortization of deferred compensation expense	-	-	-	726,595		-	-	726,595

Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518	-		-	-	325,000

Discount on notes due to beneficial conversion feature	-	-	151,063	-		-	-	151,063

Acquisition and ownership changes in subsidiary	-	-	436,252	(200,086)		-	231,606	467,772

Shares issued for dealer incentives	40,000,000	40,000	100,000	(140,000)		-	-	-

Shares issued for convertible debt	123,826,314	123,827	505,598	-		-	-	629,425

Rachet provisions and settlement with shareholders	220,470,636	220,470	1,383,786	-		-	-	1,604,256

Net loss	-	-	-	-		(4,748,831)	(165,683)	(4,414,514)

Balances, July 31, 2011	564,840,189	$564,849	$14,206,188	$(247,449)	$(0)	$(15,751,165)	$(0)	$(1,227,586)

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,914,514)	(6,234,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,860	8,468
Stock based compensation	1,936,579	1,623,465
Provision for anti-dilutive rachet on purchased stock	1,271,455	-
Convertible Debenture Amortization	420,373	15,448
Impairment of intangible assets	-	1,250,000
Stock issued for retroacive treatment of common stock	179,490	-
Stock issued for loan fees	-	71,000
Changes in operating assets and liabilities:
Accounts receivable	26,124	(3,934)
Project costs	560,274	(391,342)
Inventory	201,725	17,995
Prepaid expenses and other current assets	(992)	500
Deposits and other assets	3,598	9,150
Accounts payable	(79,686)	440,574
Accounts payable, related party	(20,352)	20,352
Commissions payable	(1,882)	(74,296)
Accrued expenses	(23,949)	110,288
Deferred revenue	(79,230)	27,033
Due to related party	(32,539)	92,247
Net cash used by operating activities	(545,667)	(3,017,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,178)	(5,892)
Investment in subsidiary assets	(4,604)	-
Net cash used by investing activities	(12,782)	(5,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	325,000	722,956
Proceeds from warrant call	-	774,604
Proceeds received from subsidiary stock sales	-	300,000
Proceeds from notes	212,000	250,000
Net cash provided by financing activities	537,000	2,047,560

Net increase (decrease) in cash and cash equivalents	(21,450)	(975,475)
Net cash provided from non-controlling interest	-	-
Cash and cash equivalents at beginning of year	30,153	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,703	$30,153

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$357,412	$22,625
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Spin off of Solar Park:
Cash	$4,604	-
Other assets	40,204	-
Property and equipment	8,178	-
Accounts payable	(64,738)	-
Accrued expenses	(53,077)	-
Due to Solar Park	51,901	-
Notes payable	(97,000)	-
Deferred compensation	488,251	-
Stock payable	(268)	-
Additional paid in capital	(378,056)	-
Total Spin -Off	$-	$-

Stock issued for deferred compensation	$1,072,549	$963,739
Stock issued for loan fees	$-	$71,000
Settlement on note payable	$-	$400,000
Discounts from warrants and beneficial conversion feature	$151,564	$121,138
Subsidiary options granted for other assets	$40,204	$-
Stock issued for accounts payable	$36,333	$-
Stock issued for conversion of notes payable	$629,425	$-
Common stock subscription cancelled	$(20,000)	$-
Due to related parties purchased by third parties	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Consolidated Financial Statements

Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation.  On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name  www.solarenergy-us.com , and the relationship management of an independent solar equipment dealer network.  In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and SNRY Solar, Inc and SNRY Power, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with two principal wholly owned subsidiaries focused on large-scale projects, solar education and distribution of solar products.

The SNRYPower, Inc. subsidiary is a developer and manager of municipal and commercial scale solar projects.

The SNRYSolar Inc subsidiary as a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean..

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

In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

On January 19, 2011 the Company completed a distribution of 21,326,912 shares it held with Solar Park Initiatives, Inc. (SPI) to the Company’s shareholders, reducing its current ownership in SPI to approximately 11.5%.

The Company sold its business for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of$165,450 over three years annual payments and payment of debts of the Company for a total value of $200,000.
During the second quarter and continuing through the fourth quarter of the current fiscal year, the Company continues to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment.  As a result, the Company has reduced portions of its operations although it continues to pursue its business model.

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

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we are engaged in the following:

1)	Support and continue to expand a dealer network that sells solar components and systems to residential and commercial customers, and
2)	Develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant
3)	Develop its South Carolina plant facility into a solar assembly, warehouse and distribution facility.

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

In 2009 we entered into a contract with a Western United States municipality where we agreed to build, own and operate a solar electric system we contracted for installation on buildings identified by the municipality.  The successful funding, construction and commissioning of the 800 kilowatt solar electric system has verified this vertical of our business plan. In 2010 we entered into several Letters of Intent to build, own and operate solar arrays on property owned by municipalities in North Carolina, Georgia and Pennsylvania. Although project and term funding were not provided during fiscal year 2010, the Company obtained project funding in October, 2010 to construct 500 KW’s of a 1 MW project in North Carolina for a municipality and sold the project in February 2011. The Company is currently in negotiations with various third parties to provide funding to build out several of its pipeline projects in North Carolina for a combined 2.0 MW’s, as well as, a 1MW project in Pennsylvania and 3.5 MW’s of projects in South Carolina.

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

We buy products for our solar sales activities from manufacturers and vendors around the world.  We buy products at wholesale prices based on market rates, and have relationships within the distribution and supply trade.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,250,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $8,000 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

Assuming we are successful in our sales/development effort, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern

Note 3 – Summary of Significant Accounting Policies

Restatement for fiscal year end July 31, 2010 for amounts shown for Martins Creek NC, LLC property classified on a consolidated basis as Project development costs  of $560,274.  Previously the assets were categorized as an other receivable from equity method investee totaling $530,274 and an investment in equity method investee totaling $30,000.  Previously the Company accounted for the investment in Marlins Creek NC, LLC under the equity method.  Management later determined this investee should be consolidated as a variable interest entity.  All intercompany transactions were eliminated upon consolidation.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.   Management believes there were no uncollectible amounts as of July 31, 2010 and there were no accounts receivable balances at July 31, 2011.

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

Investments in Companies Accounted for Using the Equity or Cost Method  and Non-Controlling Interest– Investments in equity method investees are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee.  Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment.  When net losses from and investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero.  The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended.  Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.  When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.  The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company’s investments in Solar Park Initiatives, Inc. are accounted for as a non-controlling interest due to the significant influence of the controlling ownership percentage during the year and similar ownership and therefore not accounting and not treating the transfer of assets as a sale (as stated below in Business Combinations and Consolidation).

However, due to the common stock distribution as of December 1, 2010, the Company no longer accounts for Solar Park Initiatives, Inc. on a consolidated basis and does not reflect the non-controlling interest amounts as of July 31, 2011.  Therefore as of July 31, 2011 the non-controlling interest was $0 and as of July 31, 2010 it was ($65,923)

Business Combinations and Consolidation

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

The Company’s project costs in Martins Creek NC, LLC are accounted for under the Consolidation method, and as a special purpose entity, due to the significant influence of the controlling and similar ownership.  As of July 31, 2010 these project costs totaled  $560,274 and $0 as of July 31, 2011.

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of July 31, 2011 inventory was $6,692.  Inventory was not acquired during the four most recent quarters, therefore there is a write down of inventory of $15,000.   As of July 31, 2010 inventory was $208,418.

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

Long-Lived Assets and Impairment - Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction and we believe that this asset is fairly valued as of July 31, 2011 and 2010.  As of July 31, 2010 there were no long lived assets.

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

Vendors - The following three vendors make up the majority of our COS:

Sharp	22%
Solectria	13%
Suniva	11%
Unirac	10%

The following vendors make up the majority of our Accounts Payable at July 31, 2011:

Canadian Solar	22%
Sharp	10%

The remaining vendors all account for less than 10% of total Accounts Payable.

Customers - 42% of our revenues are from the sale of our 1MW solar project and the other 58% is evenly distributed amongst our dealers.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

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

	2011	2010
Photovoltaic Solar panels and components	$-0-	166,024
Thermal Solar panels and components	6,692	42,393
Other components and materials	-	-
Total Inventory as of July 31	$6,692	$208,417

Note 6 – Fixed Assets

Fixed assets consisted of the following as of July 31, 2011 and 2010:

Category	Useful Lives	2011	2010

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		21,905	14,045
Net fixed assets		$17,509	$25,369

During the years ended July 31, 2011, and July 31, 2010 depreciation, totaling $7,860 and $8,468, respectively, was charged to selling, general and administrative expenses.

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

Note 8 – Accrued Expenses

Accrued expenses consist of the following as of July 31:

	2011	2010
Interest for notes and convertible debentures	$14,291	$1,408
Salaries and taxes payable	-	156,385
Supplies	73,459	25,182
Capital development costs	-	13,270
Legal and Professional Expenses	-	46,064
	$87,750	$424,309

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

On August 9, 2010, the Company entered into a Securities Purchase Agreement with Asher for the sale of 8% convertible note in the amount of $53,000.  The financing closed on August 15, 2010.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture of $25,260 and fully amortized during the year ended July 31, 2011.

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

Asher has agreed to restrict its ability to convert the Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The total gross proceeds the Company received from this Offering on October 26, 2010 was $40,000.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture of $18,100 and was fully amortized during the year ended July 31, 2010.

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

The beneficial conversion feature and discount amounted to $34,672 on both transferred notes assigned by related parties to Asher a non-related party.

During the period an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt.  During the period $39,141 of total discount was amortized on all of the convertible debt.

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

On May 25, 2011 and July 8, 2011, Solar Energy Initiatives, Inc. (the “Company”) entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the "Notes").  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.    The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $34,946, and amortized $10,827 during the year ended July 31, 2010.

Total Loans as of July 31, 2011:

Convertible Debt	$65,000
Notes	54,000
Total	119,000
Discount	(20,306)
Net Debt	$98,694

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for the convertible notes.  Total value of the conversions was $629,424.

Note 10 – Stockholders’ Equity

Common Stock - On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000, $0.001 par value per share.

Agreements for business consulting services - In August 2009 the Company issued 200,000 shares of common stock to a group engaged to provide business consulting and other services for the term of eighteen months, valued at $90,000. The Company recorded the stock issuance as deferred compensation, of which $55,000 has amortized for the period ended July 31, 2010.

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

In January 2010 the Company issued 25,000 shares as employee incentives valued at $11,000 and the entire amount expensed in the period ending July 31, 2011.

In January 2010 the Company issued 6,464 shares as compensation valued at $2,308 and the entire amount expensed to salaries for the period ending July 31, 2011.

In January 2010 the Company issued 4,000 shares to four dealers valued at $1,400 and the entire amount expensed for the period ending July 31, 2011.

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

In October 2010 the Company issued 200,000 shares as compensation valued at $20,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In October 2010 the Company issued 277,778 shares as compensation valued at $50,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In December 2010 the Company issued 154,000 shares as reimbursement for expenses valued at $7,700 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In March 2011 the Company issued 8,000,000 shares as compensation valued at $46,000 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In April 2011 the Company issued 8,011,000 restricted shares as compensation valued at $56,077 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In May 2011 the Company issued 1,113,636 restricted shares as compensation valued at $2,339 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

In May 2011 the Company issued 19,000,000 restricted shares as compensation valued at $64,066 and an amount of which is deferred compensation remaining of $14,567 and the remainder of $49,499 is expensed to stock based consulting services for the period ending July 31, 2011.

During September and October 2010 the Company issued 500,000 restricted shares as director compensation valued at $78,000 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

During May 2011 the Company issued 105,357,614 restricted shares as director and officer compensation valued at $427,074 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for the convertible notes.  Total beneficial conversion value accounted for in interest expense was $286,424 during the year ended July 31, 2011.

During October 2010 the Company received notices for cashless warrant exercise of 154,320 restricted shares for  a value of $24,691.

During May 2011 the Company issued 40,000,000 restricted shares for settlement of amounts payable in the amount of $140,000, however these shares have been subsequently cancelled.

From August 2010 through November 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors.  Pursuant to the Offering, the Company sold an aggregate of 2,997,412 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 2,997,412 shares of common stock with an exercise price of $0.13 per share for aggregate net proceeds of $305,000.

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

During August 2010 the Company issued a retroactive anti-dilutive rachet increase per the above securities for 1,495,744 shares.

During November the Company cancelled 484,615 shares attributable to private placement offering of which the funds were never received.

Private Placement Warrants

As of July, 2011, warrants to purchase 2,226,000, 2,226,000, 857,143, 100,000, 1,000,000, 1,000,000, 708,053, 694,386, 360,672, 1,536,667, 4,318,003 600,000 and 2,997,412 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

2,226,000	$0.75	December-10
2,226,000	$1.50	June-11
857,143	$0.75	March-11
100,000	$0.50	June-11
1,000,000	$0.50	November-11
1,000,000	$1.00	November-12
708,052	$0.60	April-12
694,386	$0.60	May-12
360,672	$0.60	June-12
1,536,667	$0.60	July-12
4,318,003	$0.16	March-2013
600,000	$0.16	June-2013
2,997,412	$0.13	Nov-2015

Following is a summary of the warrants outstanding as of July 31, 2011 and 2010 and the related activity:

	2011	2011 Weighted Average Exercise Price	2010	2010 Weighted Average Exercise Price
Outstanding at beginning of year	16,568,305	$1.01	13,688,802	$1.01
Warrants issued	2,997,412	0.13	4,918,003	0.16
Warrants exercised	(154,320)	-	(2,038,500)	-
Warrants forfeited	-	-	-	-
Warrants expired	-	-	-	-

Outstanding at end of year	19,411,397	$0.88	16,568,305	$0.88

Exercisable at end of year	19,411,397	$0.88	16,568,305	$0.88

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

Modified Black-Scholes-Based Option Valuation Assumptions	2011	2010
Fair value of options granted during the period	$-	$5,897
Expected term (in years)	-	3
Expected volatility	-%	113.3%
Weighted average volatility	-%	113.3%
Expected dividend yield	-	-
Risk-free rate	-%	1.5%

Stock Option Plans - The Company adopted the following plans the fiscal years ending July 31, 2009 and July 31, 2010.

The purpose of these plans is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company's welfare through the participation in the growth in value of the common stock of the Company. As of August 8, 2008, 3,500,000 shares have been authorized for option grants   During March 2009, the Company authorized an additional 2,000,000.   During 2009 and 2008, the Company granted 8,900,000 and 0 options, respectively.   As of July 31, 2009, outstanding options total 7,800,000. In September 2009, the Company authorized an additional 5,000,000 options.  As of July 31, 2011 the outstanding total was 3,743,334.

A summary of the status of these plans as of July 31, 2010 and changes during the period is presented in the following table:

	Shares Authorized for Grant	Options Outstanding	Weighted Average Exercise Price

Authorized, August 8, 2008	3,500,000	-
Authorized, March 19, 2009	(2,000,000)
Granted	(10,300,000)	10,300,000	$0.37
Forfeited	-	-	-
Cancelled	1,300,000	(1,300,000)	$0.63
Exercised	-	(1,200,000)	$0.50
Balance, July 31, 2009	(3,500,000)	7,800,000	$0.35

Authorized, September, 2009	5,000,000
Granted	(2,522,000)	2,522,000	$0.37
Forfeited
Cancelled	6,578,666,	(6,578,666)	$0.37
Exercised	-	-	-
Balance, July 31, 2010	5,556,666	3,743,334	$0.33
Granted	-	-	-
Exercised	-	-	-
Balance, July 31, 2011	5,556,666	3,743,334	$0.33

The following table summarizes information about the stock options outstanding as of July 31, 2011:

Range of Exercise Prices	Number Outstanding as of 7/31/2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 7/31/2011	Weighted Average Exercise Price

.30-.50	2,934,334	0.5	0.33	796,389	0.33

Total stock compensation expense recognized by the Company during the years ended July 31, 2011 and 2010 under these plans  was $1,095,028 and $5,897, respectively.

Note 11 – Commitments and Contingencies

Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal year ending July 31, 2012	-0-

Thereafter	-0-
Total	$-0-

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

Rent expense was $136,198, and $131,468 for the year ending July 31, 2011 and twelve months ending July 31, 20010, respectively.

Management services - The Company has consulting agreements with its CEO, President/CFO.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.  The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2008. There is an 18 month severance if terminated early. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and  retainer fee of $7,500.

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

In August 2009, Mr. Dodak and the Company amended  the agreement whereby Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month.  Upon stepping down as COO of the Company, his compensation will revert to the $10,000 per month. Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

The Company entered into a five year employment agreement with David Surette as President, and CFO. The terms of the contract include an initial salary of $160,000 effective January 15, 2008 until April 15, 2008, at which time the salary is to be increased to $220,000.  Other performance bonuses are available at the discretion of the board of directors. There is an 18 month severance if terminated early.  On September 3, 2008, the Company entered into a severance agreement with David Surette.  Mr. Surette will receive $36,000 in cash; $18,000 on September 20, 2008 and $3,000 per month, for six (6) months, beginning October 1, 2008.  In addition, Mr. Surette returned 25,000 shares of common stock he was issued in the form of consideration during his tenure as Chief Financial Officer.  The Company reengaged Mr. Surette for consulting services starting May 2010 through June 2010 at a rate of $10,000 per month.

The Company has entered into a four year employment agreement with Gregory N Bakeman as President and CFO. The terms of the contract include an initial salary $14,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2009. There is an 18 month severance if terminated early. The Company and Mr. Bakeman severed its relationship in March 2010, and all options were expired 90 days after not being exercised.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing.  Mr Leischow will be paid a salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days.   The stock was issued in July 2009 with a value of $120,000.  The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90days after not being exercised. Mr. Leischow has entered a claim for $892,500, of which the Company has reserved $100,000 based on mutual agreements.  The outstanding item is on whether it will be paid in cash or can be paid in stock of the Company.

We have received notice of a claim from a previous employee based on compensation matters in the amount of $892,500 plus interest from 2009.  The matter is being reviewed by our legal staff and no determination has been made as to is merits.  Offer for settlement has been made for an amount of $100,000 consistent with discussions with claimant.  Currently the Company has reserved for these amounts and will continue to work toward a settlement.

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

During the period ended April 30, 2010, SPI closed a private placement for the sale of units at $0.15 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.40.  In December 2009, 667,921 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an ongoing reverse merger SPI forward split shares of common stock on a [ 1 ]:[ 1.5812 ]  and increased all shareholders on a pro-rata basis.  SPI also granted 1,550,984 stock options excercisable at $0.40 with a five year vesting schedule.  Value of these options:  using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a  2.5 year life, was $297,450.

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

As of October 31, 2010, the Company retained ownership of 64.8% as the controlling interest in SPI, as reflected in our financials.   In addition, SPI negotiated the spin-off of SPI during the three months ended October 31, 2010.  During September 2010, SPI renegotiated the stock issuances with shareholders of SPI, including the Company.  There were 7,427,972 shares cancelled during the renegotiation.

As of July 31, 2011, the Company retains ownership in 11.5% and no longer a controlling interest in SPI.

Note 13 – Special Purpose Entity and VIE treatment

During June 2010 the Company initiated a subsidiary to hold the project costs of a 1MW solar project in Cherokee County, NC.  The Company invested $30,000 of its funds into the project and also either paid cash or used accounts payable to fund the project.  As of July 31, 2010 the investment in the project is classified as Project Development Costs in the amount of  $560,274, with the offsetting liability in accounts payable.   The Company sold this project during February, 2011 and accounted the sale as booking revenue of $479,838 and cost of sales $483,986, with $76,288 of losses going through financing costs.  All intercompany accounts have been eliminated as of July 31, 2011 and 2010.

Note 14 – Related Party Transactions

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

As of July 31, 2011 and July 31, 2010, the Company has obligations to related parties for loans and related services totaling $100,000 and  $279,947, respectively.   Interest on both loans and convertible debt during the fiscal year ended July 31, 2011 was $346,583.

Note 15 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of July 31, 2011.

Note 16 – Subsequent Events

 On August 2, 2011, Everett Airington resigned as a director of Solar Energy Initiatives, Inc. (the “Company”)

On September 26, 2011, Mike Dodak resigned as President, acting Chief Financial Officer and Director of Solar Energy Initiatives, Inc. (the “Company”).

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.
During October and November the Company issued 10,000,000 Rule 144 restricted shares to Directors as compensation valued at approximately $10,000.

During November the Company issued 11,000,000 Rule 144 restricted shares to consultants as compensation for services valued at approximately $13,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for November 30, 2011.