Form 10-Q/A
period 2010-10-31
Solar Energy Initiatives, Inc.
filed 2011-12-15
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER     333-148155

Solar Energy Initiatives, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	3674	20-5241121
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

Solar Energy Initiatives, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended October 31, 2010, as filed with the Securities and Exchange Commission on December 20, 2010, for the sole purpose of amending the accounting treatment of its interest in Martins Creek NC, LLC whereby we are now treating such investment as a variable interest entity as opposed to an equity investment resulting in changes to the balance sheet.  This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the disclosures made in the Form 10-Q.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010
ASSETS	(unaudited)
	Restated	Restated
Current assets
Cash and cash equivalents	$160,110	$30,153
Accounts receivable, net	71,142	26,124
Project development costs	568,120	560,274
Inventory	220,760	208,417
Prepaid and other current assets	16,737	2,789
Total current assets	1,036,869	827,757

Intangible assets	50,480	-
Restricted Cash	874,222	-
Fixed assets, net	23,404	25,371
Deposits	3,598	3,598
Total assets	$1,988,573	$856,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,159,058	$1,158,588
Accounts payable, related parties	16,432	20,352
Commissions payable	2,382	1,882
Due to related parties	285,492	280,638
Accrued expenses	116,816	242,309
Deferred revenue	34,351	79,230
Note payable	1,222,000	-
Convertible debentures, net	279,779	144,310
Total current liabilities	3,116,310	1,927,309

Commitments and contingencies	-	-

Stockholders' deficit
Common stock, $0.001 par; 100,000,000 authorized 42,225,404 and 35,405,535 issued and outstanding, respectively	42,225	35,406
Paid-in capital	11,853,461	10,564,804
Deferred compensation	(696,948)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(12,276,645)	(11,002,334)
Total Solar Energy Initiative Inc shareholders' deficit	(1,077,907)	(1,004,659)
Non-controlling interest	(49,830)	(65,923)
Total stockholders' deficit	(1,127,737)	(1,070,583)
Total liabilities and stockholders' deficit	$1,988,573	$856,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)

	For the Three Months Ended October 31,	For the Three Months Ended October 31,
	2010	2009

Revenues, net	$482,410	$1,011,950
Cost of sales	342,006	750,416
Gross profit	140,404	261,534

Operating expenses
Selling, general and administrative	1,396,768	1,208,378
Total operating expenses	1,396,768	1,208,378

Loss from operations	(1,256,364)	(946,844)

Other income (expense)	-	-
Interest expense	(96,532)	(46,452)
Total other income (expense)	(96,532)	(46,452)

Loss before provision for income taxes	(1,352,896)	(993,296)
Provision for income taxes	-	-
Net loss	(1,352,896)	(993,296)

Less: Loss attributable to non-controlling interest	(78,585)	-
Loss attributable to Solar Energy Initiatives, Inc.	$(1,274,311)	$(993,296)

Net loss attributable to Solar Energy Iniatives, Inc.` per share – basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	37,629,095	23,771,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional Paid-in	Deferred	Common Stock	Accumulated	Non-Controlling	Total Stockholders
	Shares	Amount	Capital	Comp	Subscription	Deficit	Interest	Deficit

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	154,320	154	(154)	-	-	-	-	-

Shares issued for payment of services, including accounts payable of $30,333	477,778	478	99,855	-	-	-	-	100,333

Shares issued for retroactive treament of share price	1,495,744	1,495	177,994	-	-	-	-	179,490

Shares cancelled	(90,000)	(90)	(19,910)	-	20,000	-	-	-

Shares issued for employee compensation	500,000	500	77,500	-	-	-	-	78,000

Shares issued for deferred compensation	800,000	800	103,200	(104,000)	-	-	-	-

Amortization of deferred compensation expense	-	-	-	296,627	-	-	-	296,627

Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518		-	-	-	325,000

Discount on notes due to beneficial conversion feature	-	-	43,360		-	-	-	43,360

Acquisition and ownership changes in subsidiary	-	-	485,294	(307,040)	-	-	94,678	272,932

Net loss	-	-	-	-	-	(1,274,311)	(78,585)	(1,352,895)

Balances, Octoer 31, 2010 (unaudited)	42,225,404	$42,225	$11,853,461	$(696,948)	$-	$(12,276,645)	$(49,830)	$(1,127,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended October 31, 2010	For the three months ended October 31, 2009
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,352,896)	(993,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,965	1,862
Amortized discount on note payable	85,829	-
Stock based compensation	667,081	405,647
Stock issued for retroactive treatment on stock	179,490	-
Stock issued for loan fees	-	30,000
Changes in operating assets and liabilities:
Accounts receivable	(45,018)	(119,364)
Other receivables	-	168,932
Project development costs	(7,846)	-
Inventory	(12,343)	(98,995)
Prepaid expenses and other current assets	(13,948)	(3,219)
Accounts payable	470	(219,197)
Accounts payable, related party	26,413	-
Commissions payable	500	(54,766)
Accrued expenses	(125,493)	(90,794)
Deferred revenue	(44,879)	92,426
Due to related party	4,854	-
Net cash used by operating activities	(635,821)	(880,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(5,892)
Net cash used by investing activities	-	(5,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	325,000	611,523
Proceeds from related parties	-	50,000
Proceeds from notes payable	1,222,000	-
Restricted Cash	(874,222)
Proceeds paid to related parties	-	(137,175)
Proceeds from convertible debentures	93,000	-
Principal payments on notes payable	-	(80,000)
Proceeds received from shareholder	-	125,000
Net cash provided by financing activities	765,778	569,348

Net increase (decrease) in cash and cash equivalents	129,957	(317,308)

Cash and cash equivalents at beginning of year	30,153	1,005,628
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,110	$688,320

	For the three months ended October 31, 2010	For the three months ended October 31, 2009

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$37,463
Taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$411,040	$517,000
Discounts from warrants and beneficial conversion feature	$43,360	0
Subsidiary options granted for intangible assets	$50,480
Stock issued for accounts payable	$30,333
Common stock issued for loan fees	$-	$30,000

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business.  Adding at least $1,500,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability.  With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $160,110 in cash on hand.    The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

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

Note 3 - Summary of Significant Accounting Policies

Restatement as of October 31, 2010 and July 31, 2010 for amounts shown for Martins Creek NC, LLC property classified on a consolidated basis as Project development costs of $568,120 and $560,274, respectively.  Previously the assets were categorized as another receivable from equity method investee totaling $200,342 and an investment in equity method investee totaling $30,000 as of October 31, 2010, and an other receivable from equity method investee totaling $530,274 and an investment inequity method investee totaling $30,000 as of July 31, 2010.  Previously the Company accounted for the investment in Marlins Creek NC, LLC under the equity method.  Management later determined this investee should be consolidated as a variable interest entity.  All intercompany transactions were eliminated upon consolidation.  As part of the consolidation, cash increased $10,000, the Company consolidated restricted cash totling $874,222, and also consolidated a note payable totaling $1,222,000.

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

Restricted Cash - During August 2010, we entered into a bank construction loan agreement with our agent bank to develop one of our projects.  The restricted cash is invested in a secured cash bank account and approved for disbursement by the bank.  As of October 31, 2010, we had restricted cash in the amount of $874,222 until specific project costs are paid for.  Restricted cash is classified as non-current.

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

Business Combinations and Consolidation

The Company’s project costs in Martins Creek NC, LLC are accounted for under the Consolidation method, and as a special purpose entity, due to the significant influence of the controlling and similar ownership.  As of October 31, 2010 these project costs totaled $568,120 and $560,274 as of July 31, 2010.

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

Note 5 – Restricted Cash

During August 2010, we entered into a bank construction loan agreement with our agent bank to develop one of our projects.  The restricted cash is invested in a secured cash bank account and approved for disbursement by the bank.  As of October 31, 2010, we had restricted cash in the amount of $874,222 until specific project costs are paid for.  Restricted cash is classified as non-current.

Note  6 – Inventory

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

Note 7 – Fixed Assets

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

Note 10 -- Note Payable

On September 28, 2010 the project special purpose entity Martins Creek – NC, LLC signed a promissory note with Nantahala Bank for $1,222,000.  The loan is being used for construction and project costs of the special purpose entity.  The Company and related parties have provided loan guarantees for this loan to the special purpose entity.  Interest on the Note is 7.5% plus closing fees amounted to $65,155, which is accounted for in project development costs.

Note 11 – Stockholders’ Equity

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

Note 12 – Commitments and Contingencies

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

Note 13 – Non-Controlling Interest

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

Note 14 – Special Purpose Entity

During June 2010 the Company initiated a subsidiary to hold the project costs of a 1MW solar project in Cherokee County, NC.  The Company used cash or accounts payable to fund the project development costs.  As of October 31, 2010 the project development costs are $568,120.  The Company is currently proposing to either fully fund the project or sell the project to investors.

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

Note 15 - Related Party Transactions

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

Note 16 – Income Taxes

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

Note 17 – Subsequent Events

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

Liquidity and Capital Resources

As of October 31, 2010, we had unrestricted cash of $160,100 and working capital deficit of $(2,079,441), compared with $688,320 in cash and working capital, of $34,497 as of October 31, 2009.  During the quarter ended October 31, 2010, we funded our operations from private sales of equity securities and the revenue generated from operations on a limited basis.  For the same period in 2009, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

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

SOLAR ENERGY INITIATIVES, INC.

Dated: December 15, 2011	By:	/s/ David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)