Form 10-Q
period 2011-10-31
Solar Energy Initiatives, Inc.
filed 2011-12-15
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

(904) 644-6090
Registrant’s telephone number, including area code

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  as of December 15, 2011 the Company had 702,171,901 shares of its common stock, par value per share $0.001, issued and outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011
ASSETS		(Audited)

Current assets
Cash and cash equivalents	$5,064	$8,703
Inventory	6,692	6,692
Prepaid and other current assets	1,889	3,781
Total current assets	13,645	19,176

Fixed assets, net	15,544	17,509
Total assets	$29,189	$36,685

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$974,216	$977,826
Due to related parties	100,000	100,000
Accrued expenses	119,084	87,750
Convertible debentures, net	112,196	98,694
Total current liabilities	1,305,496	1,264,270

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par; 10,000,000 authorized 0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized 565,465,189 and 564,840,189 issued and outstanding, respectively	565,466	564,841
Paid-in capital	14,231,910	14,206,188
Deferred compensation	(213,416)	(247,449)
Accumulated deficit	(15,860,267)	(15,751,165)
Total stockholders' deficit	(1,276,307)	(1,227,585)
Total liabilities and stockholders' deficit	$29,189	$36,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2011	October 31, 2010

Revenues, net	$-	$482,410
Cost of sales	-	342,006
Gross profit	-	140,404

Operating expenses
Selling, general and administrative	91,106	1,396,768
Total operating expenses	91,106	1,396,768

Loss from operations	(91,106)	(1,256,364)

Other expense
Interest expense	(17,996)	(96,532)
Total other expense	(17,996)	(96,532)

Loss before provision for income taxes	(109,102)	(1,352,896)
Provision for income taxes	-	-
Net loss	(109,102)	(1,352,896)

Loss attributable to non-controlling interest	-	(78,585)
Loss attributable to Solar Energy Initiatives, Inc.	$(109,102)	$(1,274,311)

Net loss attributable to Solar Energy Initiatives, Inc. per share – basic and diluted	$(0.00)	$(0.04)

Weighted average shares outstanding – basic and diluted	309,960,896	37,629,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Comp	Deficit	Deficit

Balances July 31, 2011 (audited)	564,840,189	$564,841	$14,206,188	$(247,449)	$(15,751,165)	$(1,227,585)

Shares issued for payment of services	625,000	625	562			1,187

Discount on notes due to beneficial conversion feature			25,160			25,160

Amortization of deferred compensation expense				34,033		34,033

Net loss					$(109,102)	(109,102)

Balances October 31, 2011, (unaudited)	565,465,189	$565,466	$14,231,910	$(213,416)	$(15,860,267)	$(1,276,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2011	October 31, 2010
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,102)	(1,352,896)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,965	1,965
Amortized discount on note payable	11,162	85,829
Stock based compensation	35,220	667,081
Stock issued for retroactive treatement on stock	-	179,490
Changes in operating assets and liabilities:
Accounts receivable	-	(45,018)
Inventory	-	(12,343)
Prepaid expenses and other current assets	1,892	(13,948)
Accounts payable	(3,610)	470
Accounts payable, related party	-	26,413
Commissions payable	-	500
Accrued expenses	31,335	(125,493)
Project development costs	-	(7,846)
Deferred revenue	-	(44,879)
Due to related party	-	4,854
Net cash used by operating activities	(31,139)	(635,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from converrtible debenture	-	93,000
Net proceeds from private placements	-	325,000
Proceeds from notes	27,500	1,222,000
Restricted cash	-	(874,222)
Net cash provided by financing activities	27,500	1,765,778

Net increase (decrease) in cash and cash equivalents	(3,639)	1,129,957

Cash and cash equivalents at beginning of year	8,703	30,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,064	$160,110

	For the Three Months Ended	For the Three Months Ended
	October 31, 2011	October 31, 2010
SUPPLEMENTAL DISCLOSURES		Restated
Cash operating activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$-	$411,040
Discounts from warrants and beneficial conversion feature	$29,160	$43,360
Stock options granted for intangible assets	$-	$50,480
Stock issued for accounts payable	$-	$30,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2011
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

Business Description

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions with two principal wholly owned subsidiaries focused on large-scale projects.

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

Business Focus

Our business is to market and sell solar power projects,  and services. Specifically, we are engaged in the following:

1)
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

Note 3 – Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.    There were no accounts receivable balances at October 31, 2011.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of October 31, 2011 and July 31, 2011 inventory was $6,692, respectively.

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

Note 5 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value.    Inventory consisted of the following as of.

	October 31, 2011	July 31, 2011
Photovoltaic Solar panels and components	$-0-	$-0-
Thermal Solar panels and components	6,692	6,692
Other components and materials	-	-
Total Inventory	$6,692	$6,692

Note 6 – Fixed Assets

Fixed assets consisted of the following as of :

Category	Useful Lives	October 31, 2011	July 31, 2011

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		23,870	21,905
Net fixed assets		$15,544	$17,509

During the quarters ended October 31, 2011, and October 31, 2010 depreciation, totaling $1,965 and $1,965, respectively, was charged to selling, general and administrative expenses.

Note 7– Accrued Expenses

Accrued expenses consist of the following as of:
	October 31, 2011	July 31, 2011
Interest for notes and convertible debentures	$4,057	$1,739
Salaries and taxes payable	14,291	14,291
Supplies	100,736	71,720
	$119,084	$87,750

Note 8 – Convertible Debentures

On May 25, 2011 and July 8, 2011, the Company entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the "Notes").  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $22,526 and $12,421, respectively.

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On October 28, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. ("Asher"), for the sale of an 8% convertible note in the principal amount of $27,500 (the "Note").  The Note bear interest at the rate of 8% per annum.  The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $25,160.

Note 9 – Stockholders’ Equity

Common Stock - On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000, $0.001 par value per share.

During August 2011, the Company issued 625,000 to a consultant for services valued at $1,187.

Discount on notes due to beneficial conversions features were valued at $25,160.

Amortization of deferred compensation expense was $34,033.

Note 10 – Commitments and Contingencies

Operating Leases

  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal period ending October 31, 2011	-0-

Thereafter	-0-
Total	$-0-

In March, 2010 the Company signed a 3-year lease agreement, with option to purchase, with the Williamsburg County Development Corporation for the use of a building in Kingstree, SC.  Approximately 6,000 sq. ft. of the building will be used for technical and dealer training of solar applicants.  The remaining 230,000 sq. ft. of building space will be used as a distribution and light manufacturing facility.  The annual lease rate for the building is $5.00 per year.  If the Company creates 200 or more permanent jobs as a result of its activities in South Carolina, it will be able to purchase the building for $1.00 at the end of the 3-year lease term. The company is continuing its efforts to create the required number of jobs by the end of the lease term. The company is in negotiations with another company to fulfill its obligations.

Rent expense was $0, and $30,690 for the year three months ended October 31, 2011 and 2010, respectively.

Management services - The Company has consulting agreements with its CEO, President/CFO.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers. The Company has entered into a four year employment agreement with David W. Fann as CEO.  The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000.  This increase took place in July 2008. There is an 18 month severance if terminated early. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and  retainer fee of $7,500.  The Company has accrued compensation under this consulting agreement for $11,000 as of October 31, 2011.

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

Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term.  The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.  The Company has accrued compensation under this consulting agreement for $11,000 as of October 31, 2011.

Note 11 - Related Party Transactions

As of October 31, 2011 and July 31, 2011, the Company has obligations to related parties for loans and related services totaling $100,000 and  $100,000, respectively.

Note 12 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of October 31, 2011.

Note 13 – Subsequent Events

During November the Company issued 11,000,000 Rule 144 restricted shares to consultants as compensation for services valued at approximately $13,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for December 31, 2011.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated $0 in revenues from operations for the quarter ended October 31, 2011.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for December 31, 2011. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

The following table sets forth our statements of operations data for the three months ended October 31, 2011, and October 31, 2010.

Summary Income Statement

	For the Three Months Ending Oct 31, 2011	For the Three Months Ending Oct 31, 2010

Revenues, net	$-	$482,410
Gross profit (loss)	-	140,404
Selling, general and administrative expenses	91,106	1,396,768

Total operating expenses	91,106	1,396,768
Loss from operations	(91,106)	(1,256,364)
Other Income (Expense)	(17,996)	(96,532)
Loss from operations before income taxes	(109,102)	(1,352,896)
Income tax provision	-	-
Net loss	(109,102)	(1,352,896)
Less: Loss attributable to non-controlling interest	-	(78,585)
Loss attributable to Solar Energy Initiatives, Inc.	$(109,102)	(1,274,311)

THREE MONTHS ENDED OCTOBER 31, 2011 AND OCTOBER 31, 2010

Results of Operations

For the three months ended October 31, 2011, we generated $0 in revenues from operations and we incurred a loss of $109,102 attributable to Solar Energy Initiatives, Inc , of which $35,220 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as we ramp up operations and include greater levels of Inventory. We have financed our operations since inception primarily through private sales of securities. As of October 31, 2011, we had $5,064 in cash, and negative working capital of $(1,291,851).

Revenues

For the three months ended October 31, 2011, we had revenues of $0 compared to $482,410 for the three months ended October 31, 2010.  For the three months ended October 31, 2010 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

 For the three months ended October 31, 2011 our Cost of Goods Sold were $0 compared to $342,006 for the three months ended October 31, 2010, resulting in a gross profit from operations of $0 compared to $140,404 (29.1%) respectively.   The decrease in cost of sales is a result of no sales of during the period compared to prior year period.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended October 31, 2011 were $91,106 compared with $1,396,768 for the same period ending October 31, 2010.    Major changes in S, G & A expenses were;

•	Salaries and wages reduced to $0 in 2011 compared to $209,084 in 2010 primarily related to reductions in staff.
•	Travel and entertainment reduced to $0 in 2011 compared with $18,266 in 2010 primarily related to lower travel and procurement related activities
•	Cash and stock based consulting and director’s costs decreased to $58,565 in 2011 from $667,081 in 2010 resulting primarily of outside consulting firms compensated in stock
•	Subsidiary costs of SG&A have decreased to $0 in 2011 from $261,147 in 2010 results.

Other income (expense)

For the three months ended October 31, 2011 interest expense was $17,996, due to interest related to, note interest, compared with $96,532 for the same period ending October 31, 2010.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $109,102 for the three months ended October 31, 2011 compared with $1,274,311 for the period ending October 31, 2010.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 for the three months ended October 31, 2011 and $78,585 for the period ending October 31, 2010.

Liquidity and Capital Resources

As of October 31, 2011, we had cash of $5,064 and working capital deficit of $(1,291,851), compared with $8,703 in cash and working capital, of ($1,245,094) as of July 31, 2011, as restated.  During the quarter ended October 31, 2011, we funded our operations from convertible debt on a limited basis.  For the same period in 2010, we funded our operations from private sales of equity securities and revenue generated from operations on a limited basis.

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

We have reduced staff throughout the previous fiscal year and have curtailed most of the operations of the Company.  We are currently restructuring the Company’s debt to work with vendors and ongoing consultants to provide for an ongoing business operation.  We need additional capital in order to continue operations.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of October 31, 2011 we had approximately $5,064 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of October 31, 2011, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the three months ended October 31, 2011, we acquired $0 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of October 31, 2011.

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

We generated revenue of $0 for our three months ended October 31, 2011.  We have incurred significant losses from development and operations. As shown in our financial statements, as of the three month period ended October 31, 2011 and the year ended July 31, 2011, we have incurred a cumulative net loss of $15,860,267 and $15,751,165, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s).  If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

During August 2011, the Company issued 625,000 to a consultant for services valued at $1,187.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	Form of Warrant issued to the April and May 2009 Investors (10)
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors (10)
4.6	Form of Securities Purchase Agreement (11)
4.7	Form of Common Stock Purchase Warrant (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

* Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities Exchange Commission.
** TO BE FILED BY AMENDMENT
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
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: December 15, 2011
	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director