Form 10-Q/A
period 2011-10-31
Solar Energy Initiatives, Inc.
filed 2012-01-03
CIK 1421665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

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

SOLAR ENERGY INITIATIVES, INC.

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended October 31, 2011, filed with the Securities and Exchange Commission on December 15, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

 ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.
3.2	By-Laws.
3.3	Certificate of Amendment dated August 2, 2006
3.4	Certificate of Amendment dated February 2, 2007
3.5	Certificate of Amendment to the Certificate of Incorporation
3.6	Certificate of Amendment to the Certificate of Incorporation
4.1	0784655 B.C. LTD Promissory Note with the Company.
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company.
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company
4.4	Form of Warrant issued to the April and May 2009 Investors
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors
4.6	Form of Securities Purchase Agreement
4.7	Form of Common Stock Purchase Warrant
10.1	Employment Agreement by and between Brad Holt and the Company
10.2	Employment Agreement by and between David Fann and the Company
10.3	Employment Agreement by and between David Surette and the Company
10.4	Employment Agreement by and between Michael Dodak and the Company
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

** Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.

Dated: January 3, 2012	By:	/s/ David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: January 3, 2012
	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

4

EXHIBITS INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.
3.2	By-Laws.
3.3	Certificate of Amendment dated August 2, 2006
3.4	Certificate of Amendment dated February 2, 2007
3.5	Certificate of Amendment to the Certificate of Incorporation
3.6	Certificate of Amendment to the Certificate of Incorporation
4.1	0784655 B.C. LTD Promissory Note with the Company.
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company.
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company
4.4	Form of Warrant issued to the April and May 2009 Investors
4.5	Form of Subscription Agreement entered into by the April and May 2009 Investors
4.6	Form of Securities Purchase Agreement
4.7	Form of Common Stock Purchase Warrant
10.1	Employment Agreement by and between Brad Holt and the Company
10.2	Employment Agreement by and between David Fann and the Company
10.3	Employment Agreement by and between David Surette and the Company
10.4	Employment Agreement by and between Michael Dodak and the Company
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

** Filed herewith.

5