Form 10-K/A
period 2011-07-31
Solar Energy Initiatives, Inc.
filed 2012-02-10
CIK 1421665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our Company generated $1,285,770 in revenues for the fiscal year ended July 31, 2011.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

The Company was formed on June 20, 2006.  We market, sell and design solar power systems for residential and commercial customers, market, sell, design, own and operate solar power systems for municipal and commercial customers and design, develop and manage solar parks.  We intend to initially serve customers in states that have high cost of electricity, and/or attractive incentive programs for solar installations.  For the fiscal year just ended, we generated more than $1.3 Million in revenues and had a ($3.1 Million) loss from operations.   We source solar components from third party manufacturers for solar electric power products and technologies that directly convert sunlight into electricity and thermal (heat) energy.  The originating founders, directors and officers of our company were Paul Cox, David Fann and Michael Dodak who served as the President, Chief Executive Officer/Secretary and Treasurer, respectively.

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

Fiscal Years Ended July 31, 2011 and 2010
Results of Operations

The following table sets forth our statements of operations data for the years ended July 31, 2011, and 2010.

Summary Income Statement

	July 31, 2011	July 31, 2010

Revenues, net	$1,285,770	$4,643,974
Gross profit (loss)	243,508	718,088
Selling, general and administrative expenses	3,294,179	5,572,818

Total operating expenses	3,294,179	5,572,818
Loss from operations	(3,050,671)	(4,854,729)
Other Income (Expense)	(1,863,843)	(1,379,361)
Loss from operations before income taxes	(4,914,514)	(6,234,090)
Income tax provision	-	-
Net loss	(4,914,514)	(6,234,090)
Loss attributable to non-controlling interest	165,683	342,766
Loss attributable to Solar Energy Initiatives, Inc.	$(4,748,831)	$(5,891,324)

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

Selling, general and administrative

Selling, general and administrative expenses for the year ended July 31, 2011 and July 31, 2010 were $3,294,179 and $5,572,818, respectively.  Cash-based management fees, wages and salaries were $909,624 for fiscal 2011 and $1,104,155 for fiscal 2010, the decrease is due to the reduction of employees.  Stock based compensation was $1,936,579 for fiscal 2011 and $1,623,465 for fiscal 2010, travel and entertainment was $38,898 for fiscal 2011 and $283,588 for fiscal 2010, and consulting, legal and professional costs totaled $266,152 for fiscal 2010 and $217,081 for fiscal 2010, of which the increases primarily relate to our acquisition costs, selling activities, financing activities, the preparation of audited and reviewed financial statements and SEC reporting.

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

For the year ended July 31, 2011, we used $643,167 of cash in operations.  Investing activities used $12,782 of cash during the year and financing activities provided $634,000 of net cash during the year, which resulted primarily from private placement subscription, conversions of notes payable and notes payable proceeds.  For the year ended July 31, 2010, we used $3,017,143 of cash in operations.  Investing activities used $5,892 of cash during the year and financing activities provided $2,047,560 of net cash during the year, which resulted primarily from private placement subscription, warrant calls and notes payable proceeds.

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

Additionally, the Company recorded a beneficial conversion feature on both the Asher and JDF Capital notes, totaling $250,000 and a discount totaling $121,138, with a remaining note payable net of $144,310. The value of the beneficial conversion feature was recorded as a discount to the convertible debenture and $121,138 and was entered through additional paid-in-capital through July 31, 2009. The discount of $15,448 has been amortized during the period ended July 31, 2010. The remaining $105,690 was amortized during the period ended July 31, 2011.

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

On November 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party note payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On December 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party note payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

The beneficial conversion feature and discount amounted to $34,672 on both transferred notes assigned by related parties to Asher a non-related party of which the total discount was amortized during the period ended July 31, 2011.

During the period an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt the total discount was amortized during the period ended July 31, 2011.

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

During January 2011 Solar Park Initiatives Inc. entered into a convertible note for $100,000, including fees of $3,000. The note was removed as part of the deconsolidation.

During February 2011, the Company also took on an additional $54,000 of debt with 8% annual interest to be paid within 12 months.

On May 25, 2011 and July 8, 2011, Solar Energy Initiatives, Inc. (the “Company”) entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the "Notes").  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.    The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $34,446, and amortized $14,140 during the year ended July 31, 2010.

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

During November the Company issued 33,225,000 Rule 144 restricted shares to consultants as compensation for services valued at approximately $33,225.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for November 30, 2011. There have been 133,206,712 shares issued, of which 33,206,712 shares are for consultants regarding the transaction, and pending distribution once final closing of the agreement is made.

During November 2011 the Company cancelled 40,000,000 shares attributable to settlement offers made in the prior fiscal year.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended July 31, 2011, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1.     The Company has limited segregation of duties, which is not consistent with good internal control procedures.

2.     The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

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

During the fiscal year the Company issued 17,897,324 shares as compensation valued at $160,321 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

During August 2010 the Company issued a retroactive anti-dilutive rachet increase per the above securities for 1,495,744 shares valued at $179,489.

During September and November the Company cancelled 524,615 shares attributable to private placement offering of which the funds were never received in the amount of $30,000, of which $20,000 was from a prior period.

During the fiscal year, the Company issued 105,857,614 restricted shares as director and officer compensation valued at $505,074 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

During the fiscal year, the Company issued 11,263,600 restricted shares valued at $919,384 of deferred compensation for the period ending July 31, 2011.

During the fiscal year, the Company amortized an expense for deferred compensation expense valued at $919,384 to stock based consulting services, for the period ending July 31, 2011.

From August 2010 through November 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors. Pursuant to the Offering, the Company sold an aggregate of 3,482,027 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,482,027 shares of common stock with an exercise price of $0.13-$0.16 per share for aggregate net proceeds of $325,000.

The Warrants are exercisable on a cash or cashless basis for three years. The investors received, among other rights, full ratchet anti-dilution rights for lower priced issuances of securities. The Shares and the Warrants were issued in accordance with Rule 506 under Regulation D and, as a result, may only be resold in accordance with Rule 144, which provides a minimum holding period of six months. As further discussed below, all rachet provisions were cancelled after settlement.

During the fiscal year, the Company added discounts on notes of $151,064 due to beneficial conversion features to those notes for the period ending July 31, 2011.

During the fiscal year, the Company had acquisition and ownership changes in subsidiary of $475,070, mainly due to the spin off of Solar Park, for the period ending July 31, 2011. These changes included options granted for assets totaling $40,204, stock issued for deferred compensation totaling $641,040 and stock issued for compensation totaling $430,216 including $192,789 in amortized deferred compensation expense.

During the fiscal year, the Company issued 40,000,000 restricted shares for settlement of amounts payable in the amount of $140,000.

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for conversion of $543,000 in principal and $86,427 in accrued interest related to the convertible notes. Total beneficial conversion value accounted for in interest expense was $233,948 during the year ended July 31, 2011.

During the fiscal year, the Company issued 225,982,336 restricted shares as settlement of all anti-dilutive rachet provisions valued at $1,412,774 and the entire amount expensed to other expense for the period ending July 31, 2011.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2011.

(b)  Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	2009 Incentive Stock Plan (10)
4.5	Form of Warrant issued to the April and May 2009 Investors (11)
4.6	Form of Subscription Agreement entered into by the April and May 2009 Investors (11)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between David Fann and the Company(4)
10.3	Employment Agreement by and between David Surette and the Company(4)
10.4	Employment Agreement by and between Michael Dodak and the Company(4)
10.5	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
23.1	Consent of L.L. Bradford & Company, LLC
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

Solar Energy Initiatives, Inc.

Date: February 10, 2012	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer, Chief Financial Officer and Director (Principal Accounting, Financial and Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Solar Energy Initiatives, Inc.

Date: February 10, 2012	By:	/s/ David W. Fann
David W. Fann
Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	February 10, 2012
David W. Fann

/s Pierre Besuchet	Director	February 10, 2012
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

As described in Note 3 to the Financial Statements, the Company restated its consolidated balance sheet as of July 31, 2010 and the related statement of cash flow for the year then ended for correcting the application of accounting principals in its ownership interest in a limited liability company.

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

/s/ L.L. Bradford & Company, LLC
November 15, 2011
Las Vegas, Nevada

Solar Energy Initiatives, Inc.
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS		As Restated

Current assets
Cash and cash equivalents	$8,703	$30,153
Accounts receivable, net	-	26,124
Project development costs	-	560,274
Inventory	6,692	208,417
Prepaid and other current assets	3,781	2,789
Total current assets	19,176	827,757

Fixed assets, net	17,509	25,369
Deposits	-	3,600
Total assets	$36,685	$856,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$977,826	$1,158,587
Accounts payable, related parties	-	20,352
Commissions payable	-	1,882
Due to related parties	100,000	280,638
Accrued expenses	87,750	242,309
Deferred revenue	-	79,230
Convertible debentures, net	98,694	144,310
Total current liabilities	1,264,270	1,927,308

Commitments and contingencies	-	-
Stockholders' equity
Preferred stock, $0.001 par; 10,000,000 authorized
0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized
564,840,189 and 35,405,535 issued and outstanding,
respectively	564,841	35,406
Paid-in capital	14,206,188	10,564,804
Deferred compensation	(247,449)	(582,535)
Common stock subscription	-	(20,000)
Accumulated deficit	(15,751,165)	(11,002,334)
Total Solar Energy Initiative Inc shareholder's equity (deficit)	(1,227,585)	(1,004,659)
Non-controlling interest	-	(65,923)
Total stockholders' equity (deficit)	(1,227,585)	(1,070,582)
Total liabilities and stockholders' equity (deficit)	$36,685	$856,726
The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010

Revenues, net	$1,285,770	$4,643,974
Cost of sales	1,042,262	3,925,886
Gross profit	243,508	718,088

Operating expenses
Selling, general and administrative	3,294,179	5,572,818
Total operating expenses	3,294,179	5,572,818

Loss from operations	(3,050,671)	(4,854,730)

Other income (expense)	(1,506,431)	(1,280,980)
Interest expense	(357,412)	(98,381)
Total other income (expense)	(1,863,843)	(1,379,361)

Loss before provision for income taxes	(4,914,514)	(6,234,090)
Provision for income taxes	-	-
Net loss	(4,914,514)	(6,234,090)

Loss attributable to non-controlling interest	(165,683)	(342,766)
Loss attributable to Solar Energy Initiatives, Inc.	$(4,748,831)	$(5,891,324)

Net loss attributable to Solar Energy Initiatives, Inc. per share – basic and diluted	$(0.03)	$(0.22)

Weighted average shares outstanding – basic and diluted	176,933,160	27,887,439

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Audited)

			Additional		Common		Non-	Total
	Common Stock		Paid-in	Deferred	Stock	Accumulated	Controlling	Stockholders
	Shares	Amount	Capital	Comp	Subscription	Deficit	Interest	Equity
Balances, July 31, 2009	22,626,567	$22,627	$7,104,896	$(446,166)	$(20,000)	$(5,111,011)	$-	$1,550,346

Shares issued for consulting	1,300,000	1,300	516,200	(498,000)		-	-	19,500

Shares issued for warrant call	2,038,500	2,038	772,566	-		-	-	774,604

Shares issued for payment of services	2,415,125	2,415	477,872	(465,739)		-	-	14,548

Shares issued for dealer incentives	13,000	13	4,537	-		-	-	4,550

Shares issued for employee incentives	36,464	36	15,021	-		-	-	15,057

Shares issued for loan fees	350,000	350	70,650	-		-	-	71,000

Shares issued for employee compensation	1,707,876	1,708	364,112	-		-	-	365,821

Amortization of deferred compensation expense	-	-		827,370		-	-	827,370

Shares issued for private placement, net of offering costs	4,918,003	4,918	718,038	-		-	-	722,956

Discount on notes due to beneficial conversion feature	-	-	121,138	-		-	-	121,138

Acquisition and ownership changes in subsidiary	-	-	399,775	-		-	276,843	676,618

Net loss	-	-	-	-		(5,891,323)	(342,766)	(6,234,090)

Balances, July 31, 2010	35,405,535	$35,406	$10,564,804	$(582,535)	(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	154,320	154	(154)	-		-	-	-

Shares issued for payment of services	17,897,324	17,897	142,334	-		-	-	160,321

Shares issued for retroactive treatment of share price	1,495,744	1,496	177,994	-		-	-	179,489

Shares cancelled	(524,615)	(525)	(19,475)	-	(20,000)	-	-	-

Shares issued for employee compensation	105,857,614	105,858	399,216	-		-	-	505,074

Shares issued for deferred compensation	11,263,600	11,264	240,245	(251,509)		-	-	-

Amortization of deferred compensation expense	-	-	-	919,384		-	-	919,384

Shares issued for private placement, net of offering costs	3,482,027	3,482	321,518	-		-	-	325,000

Discount on notes due to beneficial conversion feature	-	-	151,064	-		-	-	151,064

Acquisition and ownership changes in subsidiary	-	-	436,252	(192,789)		-	231,606	475,070

Shares issued for dealer incentives	40,000,000	40,000	100,000	(140,000)		-	-	-

Shares issued for convertible debt and accrued interest	123,826,314	123,827	505,598	-		-	-	629,425

Rachet provisions and settlement with shareholders	225,982,326	225,982	1,186,792	-		-	-	1,412,774

Net loss	-	-	-	-		(4,748,831)	(165,683)	(4,914,514)

Balances, July 31, 2011	564,840,189	$564,841	$14,206,188	$(247,449)	$-	$(15,751,165)	$-	$(1,227,586)

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.
STATEMENTS OF CASH FLOWS
(Audited)

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,914,514)	(6,234,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,860	8,468
Stock based compensation	1,936,579	1,623,465
Provision for anti-dilutive rachet on purchased stock	1,271,455	-
Amortized discount	236,448	15,448
Impairment of intangible assets	-	1,250,000
Stock issued for retroactive treatment of common stock	179,489	-
Stock issued for loan fees	-	71,000
Changes in operating assets and liabilities:
Accounts receivable	26,124	(3,934)
Project costs	560,274	(391,342)
Inventory	201,725	17,995
Prepaid expenses and other current assets	(992)	500
Deposits and other assets	3,598	9,150
Accounts payable	(79,186)	440,573
Accounts payable, related party	(20,352)	20,352
Commissions payable	(1,883)	(74,296)
Accrued expenses	62,476	110,288
Deferred revenue	(79,230)	27,033
Due to related party	(32,539)	92,247
Net cash used by operating activities	(642,668)	(3,017,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(8,178)	(5,892)
Investment in subsidiary assets	(4,604)	-
Net cash used by investing activities	(12,782)	(5,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	325,000	722,956
Proceeds from warrant call	-	774,604
Proceeds received from subsidiary stock sales	-	300,000
Proceeds from notes	309,000	250,000
Net cash provided by financing activities	634,000	2,047,560

Net increase (decrease) in cash and cash equivalents	(21,450)	(975,475)
Net cash provided from non-controlling interest	-	-
Cash and cash equivalents at beginning of year	30,153	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,703	$30,153

	For the Year Ended	For the Year Ended
	July 31, 2011	July 31, 2010
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$357,412	$22,625
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Spin off of Solar Park:
Cash	$4,604	-
Other assets	40,204	-
Property and equipment	8,178	-
Accounts payable	(64,738)	-
Accrued expenses	(53,077)	-
Due to Solar Park	51,901	-
Notes payable	(97,000)	-
Deferred compensation	488,251	-
Stock payable	(268)	-
Additional paid in capital	(378,055)	-
Total Spin -Off	$-	$-

Stock issued for deferred compensation	$1,072,549	$963,739
Stock issued for loan fees	$-	$71,000
Settlement on note payable	$-	$400,000
Discounts from warrants and beneficial conversion feature	$151,064	$121,138
Subsidiary options granted for other assets	$40,204	$-
Stock issued for accounts payable	$36,333	$-
Stock issued for conversion of notes payable and accrued interest	$629,425	$-
Common stock subscription cancelled	$(20,000)	$-
Due to related parties purchased by third parties	$200,000	$-
Capital contribution in form of debt extinguishment	$77,533	$-

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

Restatement for fiscal year end July 31, 2010 — The balance sheet as of July 31, 2010 and the statement of cash flows for the year then ended were restated for amounts shown for Martins Creek NC, LLC property classified on a consolidated basis as Project development costs  of $560,274.  Previously the assets were categorized as an other receivable from equity method investee totaling $530,274 and an investment in equity method investee totaling $30,000.  Previously the Company accounted for the investment in Marlins Creek NC, LLC under the equity method.  Management later determined this investee should be consolidated as a variable interest entity.  All intercompany transactions were eliminated upon consolidation. Below is the comparison table showing the reclassification of assets. There is no income statement effect, nor any equity changes from this reclassification. There was no effect on the statements of operations and stockholders’ equity.

RESTATED BALANCE SHEET COMPARISON

	July 31, 2010	Change	July 31, 2010
	As Restated		Before Restatement
ASSETS

Current assets
Cash and cash equivalents	$30,153	$—	$30,153
Accounts receivable, net	26,124	—	26,124
Other receivable from equity method investee	—	(530,000)	530,274
Project developmnet costs	560,274	560,000	—
Inventory	208,417	—	208,417
Prepaid and other current assets	2,789	—	2,789
Total current assets	827,757	30,000	797,757

Investment in equity method investee	—	(30,000)	30,000

Fixed assets, net	25,369	—	25,369
Deposits	3,598	—	3,598
Total assets	$856,726	$—	$856,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,158,588	$—	$1,158,588
Accounts payable, related parties	20,352	—	20,352
Commissions payable	1,882	—	1,882
Due to related parties	280,638	—	280,638
Accrued expenses	242,309	—	242,309
Deferred revenue	79,230	—	79,230
Convertible debentures, net	144,310	—	144,310
Total current liabilities	1,927,309	—	1,927,309

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par; 10,000,000 authorized
0 and 0 issued and outstanding,	—	—	—
Common stock, $0.001 par; 750,000,000 authorized
160,016,426 and 35,405,535 issued and outstanding,
respectively	35,406	—	35,406
Common stock payable	—	—	—
Paid-in capital	10,564,804	—	10,564,804
Deferred compensation	(582,535)	—	(582,535)
Common stock subscription	(20,000)	—	(20,000)
Accumulated deficit	(11,002,334)	—	(11,002,334)
Total Solar Energy Initiative Inc shareholder's equity (deficit)	(1,004,659)	—	(1,004,659)
Non-controlling interest	(65,923)	—	(65,923)
Total stockholders' equity (deficit)	(1,070,583)	—	(1,070,583)
Total liabilities and stockholders' equity (deficit)	$856,726	$—	$856,726

RESTATED STATEMENTS OF CASH FLOW

	July 31, 2010	Change	July 31, 2010
	As Restated		Before Restatement

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,234,090)	$—	(6,234,090)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,468	—	8,468
Stock based compensation	1,623,465	—	1,623,465
Amortized discount	15,448	—	15,448
Impairment of intangible assets	1,250,000	—	1,256,000
Stock issued for loan fees	71,000	—	71,000
Changes in operating assets and liabilities:
Accounts receivable	(3,934)	—	(3,934)
Other receivables	—	361,342	(361,342)
Project costs	(391,342)	(391,342)	—
Inventory	17,995	—	17,995
Prepaid expenses and other current assets	500	—	500
Deposits and other assets	9,150	—	9,150
Accounts payable	440,573	—	440,573
Accounts payable, related party	20,352	—	20,352
Commissions payable	(74,296)	—	(74,296)
Accrued expenses	110,288	—	110,288
Deferred revenue	27,033	—	27,033
Due to related party	92,247	—	92,247
Net cash used by operating activities	(3,017,143)	(30,000)	(2,981,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,892)	—	(5,892)
Investment in equity method investee	—	30,000	(30,000)
Investment in subsidiary assets	—	—	—
Net cash used by investing activities	(5,892)	30,000	(35,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	722,956	—	722,956
Proceeds from warrant call	774,604	—	774,604
Proceeds received from subsidiary stock sales	300,000	—	300,000
Proceeds from notes	250,000	—	250,000
Net cash provided by financing activities	2,047,560	—	2,047,560

Net increase (decrease) in cash and cash equivalents	(975,475)	—	(975,475)
Net cash provided from non-controlling interest	—	—	—
Cash and cash equivalents at beginning of year	1,005,628	—	1,005,628

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,153	$—	$30,153

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

Additionally, the Company recorded a beneficial conversion feature on both the Asher Enterprises and JDF Capital notes, totaling $250,000 and a discount totaling $121,138, with a remaining note payable net of $144,310.  The value of the beneficial conversion feature was recorded as a discount to the convertible debenture and $121,138 and was entered through additional paid-in-capital  through July 31, 2009.  The discount of $15,448 has been amortized during the period ended July 31, 2010. The remaining $105,690 was amortized during the period ended July 31, 2011.

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

On November 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party note payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

On December 2, 2010 the Company transferred and the related party lender assigned and Asher purchased a related party note payable of $50,000. The Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on July 28, 2011. The Note is convertible into common stock, at Asher's option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

The beneficial conversion feature and discount amounted to $34,672 on both transferred notes assigned by related parties to Asher a non-related party of which the total discount was amortized during the period ended July 31, 2011.

During the period an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt the total discount was amortized during the period ended July 31, 2011.

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

During January 2011 Solar Park Initiatives Inc. entered into a convertible note for $100,000, including fees of $3,000. The note was removed as part of the deconsolidation.

During February 2011, the Company also took on an additional $54,000 of debt with 8% annual interest to be paid within 12 months.

On May 25, 2011 and July 8, 2011, Solar Energy Initiatives, Inc. (the “Company”) entered into two Securities Purchase Agreements with Asher Enterprises, Inc. ("Asher"), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the "Notes").  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.    The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $34,446, and amortized $14,140 during the year ended July 31, 2010.

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

During the fiscal year the Company issued 17,897,324 shares as compensation valued at $160,321 and the entire amount expensed to stock based consulting services for the period ending July 31, 2011.

During August 2010 the Company issued a retroactive anti-dilutive rachet increase per the above securities for 1,495,744 shares valued at $179,489.

During September and November the Company cancelled 524,615 shares attributable to private placement offering of which the funds were never received in the amount of $30,000, of which $20,000 was from a prior period.

During the fiscal year, the Company issued 105,857,614 restricted shares as director and officer compensation valued at $505,074 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

During the fiscal year, the Company issued 11,263,600 restricted shares valued at $919,384 of deferred compensation for the period ending July 31, 2011.

During the fiscal year, the Company amortized an expense for deferred compensation expense valued at $919,384 to stock based consulting services, for the period ending July 31, 2011.

From August 2010 through November 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors. Pursuant to the Offering, the Company sold an aggregate of 3,482,027 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,482,027 shares of common stock with an exercise price of $0.13-$0.16 per share for aggregate net proceeds of $325,000.

The Warrants are exercisable on a cash or cashless basis for three years. The investors received, among other rights, full ratchet anti-dilution rights for lower priced issuances of securities. The Shares and the Warrants were issued in accordance with Rule 506 under Regulation D and, as a result, may only be resold in accordance with Rule 144, which provides a minimum holding period of six months. As further discussed below, all rachet provisions were cancelled after settlement.

During the fiscal year, the Company added discounts on notes of $151,064 due to beneficial conversion features to those notes for the period ending July 31, 2011.

During the fiscal year, the Company had acquisition and ownership changes in subsidiary of $475,070, mainly due to the spin off of Solar Park, for the period ending July 31, 2011. These changes included options granted for assets totaling $40,204, stock issued for deferred compensation totaling $641,040 and stock issued for compensation totaling $430,216 including $192,789 in amortized deferred compensation expense.

During the fiscal year, the Company issued 40,000,000 restricted shares for settlement of amounts payable in the amount of $140,000.

The Company received notice of conversion during the period totaling 123,826,314 shares for conversion prices ranging from $0.0013 to $0.069 per share, for conversion of $543,000 in principal and $86,427 in accrued interest related to the convertible notes. Total beneficial conversion value accounted for in interest expense was $233,948 during the year ended July 31, 2011.

During the fiscal year, the Company issued 225,982,336 restricted shares as settlement of all anti-dilutive rachet provisions valued at $1,412,774 and the entire amount expensed to other expense for the period ending July 31, 2011.

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

During November the Company issued 33,225,000 Rule 144 restricted shares to consultants as compensation for services valued at approximately $33,225.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for November 30, 2011. There have been 133,206,712 shares issued, of which 33,206,712 shares are for consultants regarding the transaction, and pending distribution once final closing of the agreement is made.

During November 2011 the Company cancelled 40,000,000 shares attributable to settlement offers made in the prior fiscal year.