Form 10-Q
period 2012-01-31
Solar Energy Initiatives, Inc.
filed 2012-03-20
CIK 1421665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

2500 Regency Parkway

Cary, NC 27518

(Address of principal executive offices including zip code)

(904) 644-6090

Registrant’s telephone number, including area code:

Copies to:

Stephen M. Fleming, Esq.

Law Offices of Stephen M. Fleming PLLC

49 Front Street, Suite #206

Rockville Centre, New York 11570

516-833-5034

516-977-1209 (fax)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [X]   No [  ]

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 15, 2011 the Company had 7,021,860 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended January 31, 2012

2

Cautionary Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Report on Form 10-Q include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis or Plan of Operation”, our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Solar Energy Initiatives, Inc. (f/k/a NP Capital Corp.) (“NP Capital,” “Solar Energy,” the “Company,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2012	July 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2	$8,703
Inventory	6,692	6,692
Prepaid and other current assets	-	3,781
Total current assets	6,694	19,176

Fixed assets, net	3,579	17,509
Total assets	$10,273	$36,685

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$983,308	$977,826
Due to related parties	100,000	100,000
Accrued expenses	140,067	87,750
Convertible debentures, net	117,909	98,694
Total current liabilities	1,341,284	1,264,270

Commitments and contingencies
Stockholders’ (deficit)
Preferred stock, $0.001 par; 10,000,000 authorized
0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized
7,021,860 issued and 5,679,793 outstanding January 31, 2012;
5,648,402 issued and outstanding July 31, 2011	5,680	5,648
Paid-in capital	14,760,379	14,765,381
Deferred compensation	(39,382)	(247,449)
Accumulated deficit	(16,057,688)	(15,751,165)
Total stockholders’ (deficit)	(1,331,011)	(1,227,585)
Total liabilities and stockholders’ (deficit)	$10,273	$36,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011

Revenues, net	$-	$282,495
Cost of sales	-	215,325
Gross profit	-	67,170

Operating expenses
Selling, general and administrative	144,405	1,012,488
Total operating expenses	144,405	1,012,488

Loss from operations	(144,405)	(945,318)

Other income (expense)	-	-
Interest expense	(53,017)	(89,857)
Total other income (expense)	(53,017)	(89,857)

Loss before provision for income taxes	(197,422)	(1,035,175)
Provision for income taxes	-	-
Net loss	(197,422)	(1,035,175)

Loss attributable to non-controlling interest	-	(87,098)
Loss attributable to Solar Energy Initiatives, Inc.	$(197,422)	$(948,077)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.03)	$(2.17)

Weighted average shares outstanding – basic and diluted	6,350,717	435,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011

Revenues, net	$-	$764,905
Cost of sales	-	557,331
Gross profit	-	207,574

Operating expenses
Selling, general and administrative	239,511	2,409,256
Total operating expenses	239,511	2,409,256

Loss from operations	(239,511)	(2,201,682)

Other income (expense)	4,000	-
Interest expense	(71,012)	(186,389)
Total other income (expense)	(67,012)	(186,389)

Loss before provision for income taxes	(306,523)	(2,388,071)
Provision for income taxes	-	-
Net loss	(306,523)	(2,388,071)

Loss attributable to non-controlling interest	-	(165,683)
Loss attributable to Solar Energy Initiatives, Inc.	$(306,523)	$(2,222,388)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.05)	$(5.48)

Weighted average shares outstanding – basic and diluted	6,253,027	405,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Comp	Deficit	Deficit

Balances July 31, 2011 (audited)	5,648,402	$5,648	$14,765,381	$(247,449)	$(15,751,165)	$(1,227,585)

Shares issued for payment of services	331,250	331	49,606			49,937

Shares issued for director compensation	100,000	$100	14,900			15,000

Cancellation of shares previously issued for deferred compensation	(400,000)	$(400)	(139,600)	140,000		-

Discount on convertible debentures due to beneficial conversion feature			70,093			70,093

Amortization of deferred compensation expense				68,067		68,067

Reverse stock split adjustment	141	$1	(1)			-

Net loss					$(306,523)	(306,523)

Balances January 31, 2012, (unaudited)	5,679,793	$5,680	$14,760,379	$(39,382)	$(16,057,688)	$(1,331,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(306,523)	$(2,388,071)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,930	5,904
Accretion of discount on convertible debentures	61,808	144,804
Stock based compensation	100,504	1,125,966
Stock issued for retroactive treatement on stock	-	179,490
Changes in operating assets and liabilities:
Accounts receivable	-	(64,467)
Inventory	-	144,916
Prepaid expenses and other current assets	3,781	(7,330)
Accounts payable	5,482	131,162
Accounts payable, related party	-	(4,794)
Commissions payable	-	(1,737)
Accrued expenses	84,817	(19,133)
Project development costs	-	286,394
Deferred revenue	-	(76,480)
Due to related party	-	17,184
Net cash used by operating activities	(36,201)	(526,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(10,152)
Spin off of Solar Park	-	(4,604)
Net cash used by investing activities	-	(14,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from converrtible debenture	27,500	-
Net proceeds from private placements	-	325,000
Proceeds from notes	-	190,000
Net cash provided by financing activities	27,500	515,000

Net decrease in cash and cash equivalents	(8,701)	(25,948)

Cash and cash equivalents at beginning of year	8,703	30,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$4,205

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011
		Restated
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$186,389
Taxes paid	$-	$-

Spin off of Solar Park:
Cash	$-	$4,604
Other assets	-	40,204
Property and equipment	-	8,178
Accounts payable	-	(64,738)
Accrued expenses	-	(53,077)
Due to Solar Park	-	51,901
Notes payable	-	(97,000)
Deferred compensation	-	488,251
Stock payable	-	(268)
Additional paid in capital	-	(378,056)
Total Spin -Off	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$-	$813,584
Discounts from warrants and beneficial conversion feature	$70,093	$78,032
Subsidiary options granted for other assets	$-	$40,204
Stock issued for accounts payable and accrued expenses	$32,500	$30,333
Stock issued for conversion of notes payable	$-	$129,000
Common stock subscription cancelled	$-	$(20,000)
Due to related parties purchased by third parties	$-	$100,000
Stock payable for services	$-	$(50)
Cancellation of shares previously issued for deferred compensation	$140,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed Consolidated Financial Statements

January 31, 2012

(UNAUDITED)

Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware Corporation. On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name www.solarenergy-us.com, and the relationship management of an independent solar equipment dealer network. In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc.

Throughout this Report, Solar Energy Initiatives, Inc., Solar Energy, Inc. and SNRY Solar, Inc and SNRY Power, Inc. may be individually and collectively hereafter referred to as: the “Company”, “Solar Energy”, “we”, or “us”.

Business Description

Solar Energy Initiatives, Inc. (OTCBB: SNRYD), is a diversified provider of solar solutions with two principal wholly owned subsidiaries focused on large-scale projects.

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

The Company sold its business assets for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of $165,450 over three years annual payments and payment of debts of the Company for a total value of $200,000.

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

Business Focus

Our business is to market and sell solar power projects, and services. Specifically, we are engaged in the following:

1)	Develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant
2)	Develop its South Carolina plant facility into a solar assembly, warehouse and distribution facility.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business. Adding at least $1,250,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability. With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $0 in cash on hand. The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

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

Basis of Presentation and principles of consolidation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions are eliminated in final consolidation. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s annual statement on Form 10-K filed on February 10, 2012 with the U.S. Securities and Exchange Commission (“SEC”) for the year ended July 31, 2011.

Financial Instruments - The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and notes receivable and payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

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

Revenue Recognition - The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company generates revenue from the sale of training, photovoltaic panels, photovoltaic roofing systems, solar thermal products, balance of system products, and management system products to our dealer network or other parties. The Company anticipates it will not perform any installations. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Amounts billed or received from customers in advance of performance are recorded as deferred revenue.

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable balances at January 31, 2012.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of January 31, 2012 and July 31, 2011 inventory was $6,692, respectively.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. During the period ended January 31, 2012, the Company reduced the value of fixed assets by $10,000 due to impairment.

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

Note 4 – Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 is not expected impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

Note 5 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Inventory consisted of the following as of.

	January 31 2012	July 31 2011
Photovoltaic Solar panels and components	$-0-	$-0-
Thermal Solar panels and components	6,692	6,692
Other components and materials	-	-
Total Inventory	$6,692	$6,692

Note 6 – Fixed Assets

Fixed assets consisted of the following as of :

Category	Useful Lives	January 31 2012	July 31 2011

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		35,835	21,905
Net fixed assets		$3,579	$17,509

During the quarters ended January 31, 2012, and January 31, 2011 depreciation, totaling $11,965 and $1,965, respectively, was charged to selling, general and administrative expenses.

Note 7– Accrued Expenses

Accrued expenses consist of the following as of:

	January 31 2012	July 31 2011
Interest for notes and convertible debentures	$6,561	$1,739
Salaries and taxes payable	14,291	14,291
Professional and other fees	119,215	71,720
	$140,067	$87,750

Note 8 – Convertible Debentures

On May 25, 2011 and July 8, 2011, the Company entered into two Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the “Notes”). The Notes bear interest at the rate of 8% per annum. The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The beneficial conversion feature value accounted for in the discount to notes was $22,526 and $12,421, respectively.

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The Company determined that the modification qualified as significant under ASC 470-50 “Modifications and Extinguishments” and applied extinguishment accounting. The additional beneficial conversion feature value accounted for in the amended discount to notes was $44,933.

On October 28, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $27,500 (the “Note”). The Note bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The beneficial conversion feature value accounted for in the discount to notes was $25,160.

Note 9 – Stockholders’ Deficit

Common Stock - On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000, $0.001 par value per share.

During August 2011, the Company issued 6,250 to a consultant for services valued at $1,187.

Discount on notes due to beneficial conversions features were valued at $70,093.

Amortization of deferred compensation expense was $68,067.

During November 2011, the Company issued 325,000 for payment for services to three consultants valued at $48,750.

During November 2011, the Company cancelled 400,000 shares issued for deferred compensation valued at $140,000.

During November 2011, the Company issued 100,000 shares for director compensation, valued at $15,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for April, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

On December 22, 2011, Solar Energy Initiatives Inc. (the “Company”) filed a Certificate of Correction to its Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) to effect a reverse stock split of all outstanding shares of common stock at a ratio of 1 for 100 (the “Reverse Stock Split”). Fractional shares outstanding after the Reverse Stock Split will be rounded up to the next highest number of full shares. The Certificate was approved by the Board of Directors and shareholders holding a majority of the issued and outstanding shares of common stock. The effective date of the Reverse Stock Split is March 7, 2012 and has been reflected retroactively in the financial statements.

Note 10 – Commitments and Contingencies

Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal period ending January 31, 2012	-0-

Thereafter	-0-
Total	$-0-

In March, 2010 the Company signed a 3-year lease agreement, with option to purchase, with the Williamsburg County Development Corporation for the use of a building in Kingstree, SC. Approximately 6,000 sq. ft. of the building is expected to be used for technical and dealer training of solar applicants. The remaining 230,000 sq. ft. of building space is expected to be used as a distribution and light manufacturing facility. The annual lease rate for the building is $5.00 per year. If the Company creates 200 or more permanent jobs as a result of its activities in South Carolina, it will be able to purchase the building for $1.00 at the end of the 3-year lease term. The company is continuing its efforts to create the required number of jobs by the end of the lease term. The company is in negotiations with another company to fulfill its obligations.

Rent expense was $0, and $58,867 for the year three months ended January 31, 2012 and 2011, respectively.

Management services - The Company has consulting agreements with its CEO, President/CFO.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.

The Company has entered into a four year employment agreement with David W. Fann as CEO. The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000. This increase took place in July 2008. There is an 18 month severance if terminated early. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term. The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500. The Company has accrued compensation under this consulting agreement for $15,000 as of January 31, 2012.

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

Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management. On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term. The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500. The Company has accrued compensation under this consulting agreement for $15,000 as of January 31, 2012.

In April 2009 The Company hired Dean Leischow as Executive Vice President of Sales and Marketing. Mr. Leischow will be paid as salary of $120,000 per year, and received 100,000 shares of S-8 stock in lieu of cash for the first 90 days. The stock was issued in July 2009 with a value of $120,000. The entire amount was expensed as salaries for the period ending July 31, 2009. The Company and Mr. Leischow severed its relationship in January 2010, and all options were expired 90 days after not being exercised.

We have received notice of a claim from Mr. Leischow based on compensation matters in the amount of $892,500 plus interest from 2009. The matter is being reviewed by our legal staff and no determination has been made as to is merits. Offer for settlement has been made for an amount of $100,000 consistent with discussions with claimant. Currently the Company has reserved for $100,000, which is included in Due to related party.

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

As of January 31, 2011, the Company retained ownership of 64.8% as the controlling interest in SPI, as reflected in our financials. In addition, SPI negotiated the spin-off of SPI during the three months ended January 31, 2011. During September 2010, SPI renegotiated the stock issuances with shareholders of SPI, including the Company. There were 7,427,972 shares cancelled during the renegotiation.

As of January 31, 2012, the Company retains ownership in 11.5% and no longer a controlling interest in SPI.

Note 12 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company has provided a full valuation of deferred taxes as of January 31, 2012.

Note 13 – Subsequent Events

On December 22, 2011, Solar Energy Initiatives Inc. (the “Company”) filed a Certificate of Correction to its Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) to effect a reverse stock split of all outstanding shares of common stock at a ratio of 1 for 100 (the “Reverse Stock Split”). Fractional shares outstanding after the Reverse Stock Split will be rounded up to the next highest number of full shares. The Certificate was approved by the Board of Directors and shareholders holding a majority of the issued and outstanding shares of common stock. The effective date of the Reverse Stock Split is March 7, 2012.

In connection with the Reverse Stock Split, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority in November 2011. The Reverse Stock Split was implemented by FINRA on March 7, 2012. Our symbol on the OTCQX will be SNRYD for 20 business days from March 7, 2012. Our new CUSIP number is 83416P207.

On March 15, 2012 the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $18,000 (the “Note”), to mature on November 15, 2012. The Note bears interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s request at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Our company generated $0 in revenues from operations for the quarter ended January 31, 2012. While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business. We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

Solar Energy Initiatives, Inc. (OTCBB: SNRYD), is a diversified provider of solar solutions focused on large-scale projects and distribution of solar products.

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

The Company sold its business assets for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of $165,450 over three years annual payments and payment of debts of the Company for a total value of $200,000.

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for April, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

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

The following table sets forth our statements of operations data for the three and six months ended January 31, 2012, and January 31, 2011.

Summary Statements of Operations

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011

Revenues, net	$-	$282,495
Gross profit	-	67,170
Selling, general and administrative expenses	144,405	1,012,488
Total operating expenses	144,405	1,012,488
Loss from operations	(144,405)	(945,318)
Loss attributable to Solar Energy Initiatives, Inc.	$(197,422)	$(948,077)

	For the Six Months Ended January 31, 2012	For the Six Months Ended January 31, 2011

Revenues, net	$-	$764,905
Gross profit	-	207,574
Selling, general and administrative expenses	235,511	2,409,256
Total operating expenses	235,511	2,409,256
Loss from operations	(235,511)	(2,201,682)
Loss attributable to Solar Energy Initiatives, Inc.	$(306,523)	$(2,222,388)

THREE MONTHS ENDED JANUARY 31, 2012 AND JANUARY 31, 2011

Results of Operations

For the three months ended January 31, 2012, we generated $0 in revenues from operations and we incurred a loss of $144,405 attributable to Solar Energy Initiatives, Inc , of which $49,033 was non-cash stock compensation. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as continue operations. We have financed our operations since inception primarily through private sales of equity and debt securities. As of January 31, 2012, we had $2 in cash, and negative working capital of $(1,334,590).

Revenues

For the three months ended January 31, 2012, we had revenues of $0 compared to $282,495 for the three months ended January 31, 2011. For the three months ended January 31, 2011 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

For the three months ended January 31, 2012 our Cost of Goods Sold were $0 compared to $215,352 for the three months ended January 31, 2011, resulting in a gross profit from operations of $0 compared to $67,170 (23.8%) respectively. The decrease in cost of sales is a result of no sales of during the period compared to prior year period.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended January 31, 2012 were $144,406 compared with $1,012,488 for the same period ending January 31, 2011. Major changes in S, G & A expenses were;

●	Salaries and wages reduced to $15,000 in 2012 compared to $113,354 in 2011 primarily related to reductions in staff.
●	Travel and entertainment reduced to $0 in 2012 compared with $4,239 in 2011 primarily related to lower travel and procurement related activities
●	Cash and stock based consulting and director’s costs decreased to $101,284 in 2012 from $239,500 in 2011 resulting primarily of outside consulting firms compensated in stock.

Other income (expense)

For the three months ended January 31, 2012 interest expense was $53,017, due to interest related to convertible debentures, and note interest, compared with $89,857 for the same period ending January 31, 2011.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $197,422 for the three months ended January 31, 2012 compared with $948,077 for the period ending January 31, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 for the three months ended January 31, 2012 and $87,098 for the period ending January 31, 2011.

Comparison of Results of Operations for the Six Months Ended January 31, 2012 and 2011:

Results of Operations

For the six months ended January 31, 2012, we generated $0 in revenues from operations and we incurred a loss of $277,601 attributable to Solar Energy Initiatives, Inc, of which $144,938 was non-cash stock compensation. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.

Revenues

For the six months ended January 31, 2012, we had revenues of $0 compared to $764,904 for the six months ended January 31, 2011. Revenues for the six months ended January 31, 2011 reflect dealer training and sales of solar energy systems and equipment.

Cost of sales and gross profit

For the six months ended January 31, 2012 our Cost of Goods Sold were $0 compared to $557,331 for the six months ended January 31, 2011, resulting in a gross profit from operations of $0 of revenues compared to $207,574, or 27.2% of revenues, respectively. The decrease in cost of sales is a result of no sales during the period compared to prior year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the six months ended January 31, 2012 were $235,511 compared with $2,409,256 for the same period ending January 31, 2011. Major changes in S, G & A expenses were;

● Salaries and wages reduced to $15,000 in 2012 compared to $505,914 in 2011 primarily related to reductions in staff.

● Travel and entertainment reduced to $0 in 2012 compared with $23,170 in 2011 primarily related to lower travel and procurement related activities

● Cash and stock based consulting and director’s costs increased to $144,938 in 2012 from $789,201 in 2011 resulting primarily of decreased outside consulting firms compensated in stock.

● Legal, accounting and professional costs were $52,950 in 2012 compared with $108,237 in 2011 primarily related to financing activities, and general corporate matters.

Other income (expense)

For the six months ended January 31, 2012 interest expense was $71,012, due to interest related to convertible debentures, compared with $186,389 for the same period ending January 31, 2011.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $306,523 for the six months ended January 31, 2012 compared with $2,222,388 for the period ending January 31, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 and $165,683 for the six months ended January 31, 2012 and January 31 2011, respectively.

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $2 and working capital deficit of $(1,334,590), compared with $8,703 in non-restricted cash and working capital, of ($1,245,094) as of July 31, 2011, as restated. During the quarter ended January 31, 2012, we funded our operations from convertible debt on a limited basis. For the same period in 2011, we funded our operations from private sales of equity securities, convertible debt and revenue generated from operations on a limited basis.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of January 31, 2012 we had approximately $2 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months. To sustain operations and continue development, we expect that will need to raise additional capital. As of January 31, 2012, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company. The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the three months ended January 31, 2012, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations. As we continue to grow it will be necessary to purchase additional equipment.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of January 31, 2012.

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

We generated revenue of $0 for our three months ended January 31, 2012. We have incurred significant losses from development and operations. As shown in our financial statements, as of the three month period ended January 31, 2012 and the year ended July 31, 2011, we have incurred a cumulative net loss of $16,057,688 and $15,751,165, respectively, from operations. We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s). If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater sizes in some cases provides them with competitive advantages with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

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

We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;
●	problems maintaining uniform standards, procedures, controls and policies;
●	problems arising from non-performance of acquired entities or assets;
●	problems arising from overvaluation or with securing the required financing to close and/or make the acquisition operational;
●	unanticipated costs associated with an acquisition;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering new markets in which we have no or limited prior experience;
●	potential loss of key employees of acquired businesses; and
●	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002 and other such regulation such as increased internal control and reporting requirements.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

Under the current rules, an attestation report on our internal controls from our independent registered public accounting firm is not required as part of our annual report for the fiscal year ending in 2012. We currently review and maintain on a regular basis a process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Sales of our common stock in the public market, including sales made by the selling stockholders identified in the registration statement we have filed with the SEC, may lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 511,155 shares held by persons who are not our affiliates on July 31, 2011 approximately 176,085 shares were freely tradable without restriction or further registration under the Securities Act of 1933. In addition, approximately 2,496 additional shares were sold in accordance with Rule 144 under that Act and approximately 47,828 more shares will be able to be sold within the ensuing twelve month period.

Anti-takeover provisions could make a third-party acquisition of us difficult which may adversely affect the market price and the voting and other rights of the holders of our common stock.

Certain provisions of the Delaware General Corporation Law may delay, discourage or prevent a change in control. The provisions may discourage bids for our common stock at a premium over the market price. Furthermore, the authorized but unissued shares of our common stock are available for future issuance by us without our stockholders’ approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans. The issuance of such shares may also be used to deter a potential takeover of us that may otherwise be beneficial to our stockholders. A takeover may be beneficial to stockholders because, among other reasons, a potential suitor may offer stockholders a premium for their shares above the then market price.

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

During August 2011, the Company issued 6,250 to a consultant for services valued at $1,187.

Discount on notes due to beneficial conversions features were valued at $70,093.

Amortization of deferred compensation expense was $68,067.

During November 2011, the Company issued 325,000 for payment for services to three consultants valued at $48,750.

During November 2011, the Company cancelled 400,000 shares issued for deferred compensation valued at $140,000.

During November 2011, the Company issued 100,000 shares for director compensation, valued at $15,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for April, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

On December 22, 2011, Solar Energy Initiatives Inc. (the “Company”) filed a Certificate of Correction to its Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) to effect a reverse stock split of all outstanding shares of common stock at a ratio of 1 for 100 (the “Reverse Stock Split”). Fractional shares outstanding after the Reverse Stock Split will be rounded up to the next highest number of full shares. The Certificate was approved by the Board of Directors and shareholders holding a majority of the issued and outstanding shares of common stock. The effective date of the Reverse Stock Split is March 7, 2012 and has been reflected retroactively in the financial statements.

In connection with the Reverse Stock Split, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority in November 2011. The Reverse Stock Split was implemented by FINRA on March 7, 2012. Our symbol on the OTCQX will be SNRYD for 20 business days from March 7, 2012. Our new CUSIP number is 83416P207.

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

SOLAR ENERGY INITIATIVES, INC.

Dated: March 19, 2012	By:	/s/David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: March 19, 2012
	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

