Form 10-Q
period 2012-04-30
Solar Energy Initiatives, Inc.
filed 2012-06-06
CIK 1421665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  as of May 31, 2012 the Company had 10,814,080 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended April 30, 2012

ii

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

From time to time, representatives of Solar Energy Initiatives, Inc. (” “Solar Energy,” the “Company,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.  In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2	$8,703
Inventory	2,692	6,692
Prepaid and other current assets	-	3,781
Total current assets	2,694	19,176

Fixed assets, net	1,614	17,509
Total assets	$4,308	$36,685

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$992,310	$977,826
Due to related parties	100,000	100,000
Accrued expenses	134,440	87,750
Convertible debentures, net	130,613	98,694
Total current liabilities	1,357,363	1,264,270

Commitments and contingencies
Stockholders’ (deficit)
Preferred stock, $0.001 par; 10,000,000 authorized 0 and 0 issued and outstanding	-	-
Common stock, $0.001 par; 750,000 authorized 8,688,034 issued and 7,345,925 outstanding April 30, 2012; and 5,648,402 issued and outstanding July 31, 2011, respectively	7,346	5,648
Paid-in capital	14,842,463	14,765,381
Deferred compensation	(10,416)	(247,449)
Accumulated deficit	(16,192,448)	(15,751,165)
Total stockholders’ (deficit)	(1,353,055)	(1,227,585)
Total liabilities and stockholders’ (deficit)	$4,308	$36,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	April 30, 2012	April 30, 2011

Revenues, net	$-	$520,865
Cost of sales	-	492,282
Gross profit	-	28,583

Operating expenses
Selling, general and administrative	109,768	543,064
Total operating expenses	109,768	543,064

Loss from operations	(109,768)	(514,481)

Other income (expense)	-	(1,182,976)
Interest expense	(24,992)	(31,602)
Total other income (expense)	(24,992)	(1,214,578)

Loss before provision for income taxes	(134,760)	(1,729,059)
Provision for income taxes	-	-
Net loss	(134,760)	(1,729,059)

Loss attributable to non-controlling interest	-	-
Loss attributable to Solar Energy Initiatives, Inc.	$(134,760)	$(1,729,059)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.02)	$(1.79)

Weighted average shares outstanding – basic and diluted	5,734,099	964,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2012	April 30, 2011

Revenues, net	$-	$1,285,770
Cost of sales	-	1,049,613
Gross profit	-	236,157

Operating expenses
Selling, general and administrative	345,279	2,952,320
Total operating expenses	345,279	2,952,320

Loss from operations	(345,279)	(2,716,163)

Other income (expense)	-	(1,182,976)
Interest expense	(96,004)	(217,991)
Total other income (expense)	(96,004)	(1,400,967)

Loss before provision for income taxes	(441,283)	(4,117,130)
Provision for income taxes	-	-
Net loss	(441,283)	(4,117,130)

Loss attributable to non-controlling interest	-	(165,683)
Loss attributable to Solar Energy Initiatives, Inc.	$(441,283)	$(3,951,447)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.08)	$(6.72)

Weighted average shares outstanding – basic and diluted	5,734,099	587,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comp	Deficit	Deficit
Balances July 31, 2011 (audited)	5,648,758	$5,648	$14,765,381	$(247,449)	$(15,751,165)	$(1,227,585)

Shares issued for payment of services	716,250	716	68,471			69,187

Shares issued for director & officer compensation	700,000	700	50,300			51,000

Cancellation of shares previously issued for deferred compensation	(400,000)	(400)	(139,600)	140,000		-

Discount on convertible debentures due to beneficial conversion feature			88,093			88,093

Shares issued for convertible debt	680,917	681	9,819			10,500

Amortization of deferred compensation expense				97,033		97,033

Reverse stock split adjustment	356	1	(1)			-

Net loss					$(441,283)	(441,283)

Balances April 30, 2012 (unaudited)	7,345,925	$7,346	$14,842,463	$(10,416)	$(16,192,448)	$(1,353,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2012	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,283)	(4,117,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,895	5,904
Accretion of discount on convertible debt	85,012	339,962
Stock based compensation	148,720	1,551,130
Ratchet provisions	-	1,260,000
Stock issued for retroactive treatement on stock	-	179,490
Changes in operating assets and liabilities:
Accounts receivable	-	10,174
Inventory	4,000	177,545
Prepaid expenses and other current assets	3,781	(1,662)
Deposits and other assets		3,598
Accounts payable	14,484	(59,938)
Accounts payable, related party	-	(20,352)
Commissions payable	-	(1,882)
Accrued expenses	115,190	(163,781)
Project development costs	-	560,274
Deferred revenue	-	(79,230)
Due to related party	-	(155,804)
Net cash used by operating activities	(54,201)	(511,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,187)
Spin off of Solar Park	-	(995,859)
Net cash used by investing activities	-	(1,004,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	45,500	190,000
Net proceeds from private placements	-	325,000
Proceeds from subsidiary loans		991,255
Net cash provided by financing activities	45,500	1,506,255

Net increase (decrease) in cash and cash equivalents	(8,701)	(9,493)

Cash and cash equivalents at beginning of year	8,703	30,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$20,660

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$217,991
Taxes paid	$-	$-

Spin off of Solar Park:
Cash	$-	$4,604
Other assets	-	40,204
Property and equipment	-	8,178
Accounts payable	-	(64,738)
Accrued expenses	-	(53,077)
Due to Solar Park	-	51,901
Notes payable	-	(97,000)
Deferred compensation	-	488,251
Stock payable	-	(268)
Additional paid in capital	-	(378,056)
Total Spin -Off	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued for deferred compensation	$-	$923,549
Discounts from warrants and beneficial conversion feature	$88,093	$116,618
Subsidiary options granted for other assets	$-	$40,204
Stock issued for accounts payable and accrued expenses	$68,500	$36,333
Stock issued for conversion of notes payable and convertible debt	$10,500	$455,717
Common stock subscription cancelled	$-	$(20,000)
Due to related parties purchased by third parties	$-	$100,000
Stock payable for services	$-	$(206,141)
Cancellation of shares previously issued for deferred compensation	$140,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2012

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

During the third quarter and continuing through the fourth quarter of the current fiscal year, the Company continues to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment.  As a result, the Company has reduced portions of its operations although it continues to pursue its business model.

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

Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been made.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.    There were no accounts receivable balances at April 30, 2012.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.    As of April 30, 2012 and July 31, 2011 inventory was $2,692 and $6,692, respectively.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. During the period ended April 30, 2012, the Company reduced the value of fixed assets by $10,000 due to impairment.

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

Note 4 – Recent Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the dditional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

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

	April 30	July 31
	2012	2011
Photovoltaic Solar panels and components	$-0-	$-0-
Thermal Solar panels and components	2,692	6,692
Other components and materials	-	-
Total Inventory	$2,692	$6,692

Note 6 – Fixed Assets

Fixed assets consisted of the following as of :

		April 30	July 31
Category	Useful Lives	2012	2011
Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		37,800	21,905
Net fixed assets		$1,614	$17,509

During the quarters ended April 30, 2012, and April 30, 2011 depreciation, totaling $1,965 and $1,965, respectively, was charged to selling, general and administrative expenses.

Note 7– Accrued Expenses

Accrued expenses consist of the following as of:

	April 30	July 31
	2012	2011
Interest for notes and convertible debentures	$7,669	$1,739
Salaries and taxes payable	8,291	14,291
Professional and other fees	118,480	71,720
	$134,440	$87,750

Note 8 – Convertible Debentures

On May 25, 2011 and July 8, 2011, the Company entered into two Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of two 8% convertible notes each in the principal amount of $32,500 (the “Notes”), to mature on November 25, 2011 and January 8, 2012, respectively.  The Notes bear interest at the rate of 8% per annum.  The Notes were convertible into common stock, at Asher’s option, at a 39% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $22,526 and $12,421, respectively.

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the amended discount to notes was $87,637.

On October 24, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $27,500 (the “Note”), to mature on April 28, 2012.  The Note bears interest at the rate of 8% per annum.  The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $25,160.

On March 12, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $18,000 (the “Note”), to mature on December 12, 2012.  The Note bears interest at the rate of 8% per annum.  The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $18,000.

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

During November 2011, the Company cancelled 140,000 shares previously accounted for under deferred compensation for a value of $140,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for April, 2012. The closing has been extended until July 15, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

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

During March and April, 2012, the Company converted debt of $10,500 into 680,917 shares of common stock.

During April, 2012, the Board approved an increase in S-8 shares of 2,000,000, to pay for consulting and professional fees. One consultant was paid 385,000 common shares for services rendered, with a value of $19,250.

During April 2012, the Company paid an officer and director 600,000 shares for accrued consulting services, with a value of $36,000.

Note 10 – Commitments and Contingencies

Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year.

Fiscal period ending April 30, 2012	-0-

Thereafter	-0-
Total	$-0-

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

Rent expense was $0, and $10,234 for the year three months ended April 30, 2012 and 2011, respectively.

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

Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term. The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500. The Company has accrued compensation under this consulting agreement for $30,000 as of April 30, 2012.

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

As of January 31, 2011, the Company retained ownership of 64.8% as the controlling interest in SPI, as reflected in our financials.   In addition, the Company negotiated the spin-off of SPI during the three months ended January 31, 2011.  During September 2010, the Company renegotiated the stock issuances with shareholders of SPI, including the Company.  There were 7,427,972 shares cancelled during the renegotiation.

As of April 30, 2012, the Company retains ownership in 11.5% and no longer a controlling interest in SPI.

Note 13 - Related Party Transactions

As of April 30, 2012 and July 31, 2011, the Company has obligations to related parties for accruals and related services totaling $100,000 and $100,000, respectively.

Note 14 – Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.  The Company has provided a full valuation of deferred taxes as of April 30, 2012.

Note 16 – Subsequent Events

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition. The closing has been extended until July 15, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

The company issued 1,741,046 shares between May 8, 2012 and May 22, 2012 pursuant to the terms of a convertible note issue to Asher Enterprises.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance.  Our company generated $0 in revenues from operations for the quarter ended April 30, 2012.   While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for July 15, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

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

The following table sets forth our statements of operations data for the three and nine months ended April 30, 2012, and April 30, 2011.

Summary Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	April 30, 2012	April 30, 2011

Revenues, net	$-	$520,865
Gross profit	-	28,583
Selling, general and administrative expenses	109,768	543,064

Total operating expenses	109,768	543,064
Loss from operations	(109,768	(514,481)
Loss attributable to Solar Energy Initiatives, Inc.	$(134,760)	$(1,729,059)

	For the Nine Months Ended	For the Nine Months Ended
	April 30, 2012	April 30, 2011

Revenues, net	$-	$1,285,770
Gross profit	-	236,157
Selling, general and administrative expenses	345,279	2,952,320

Total operating expenses	345,279	2,952,320
Loss from operations	(345,279)	(2,716,163)
Loss attributable to Solar Energy Initiatives, Inc.	$(441,283)	$(3,951,447)

THREE MONTHS ENDED APRIL 30, 2012 AND APRIL 30, 2011

Results of Operations

For the three months ended April 30, 2012, we generated $0 in revenues from operations and we incurred a loss of $134,760 attributable to Solar Energy Initiatives, Inc , of which $48,216 was non-cash stock compensation.  Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as continue operations. We have financed our operations since inception primarily through private sales of equity and debt securities. As of April 30, 2012, we had $2 in cash, and negative working capital of $(1,354,669).

Revenues

For the three months ended April 30, 2012, we had revenues of $0 compared to $520,865 for the three months ended April 30, 2011.  For the three months ended April 30, 2011 revenues relate primarily to sales of solar energy systems and equipment.

Cost of sales and gross profit

 For the three months ended April 30, 2012 our Cost of Goods Sold were $0 compared to $492,282 for the three months ended April 30, 2011, resulting in a gross profit from operations of $0 compared to $28,583 (5.5%) respectively.   The decrease in cost of sales is a result of no sales of during the period compared to prior year period.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended April 30, 2012 were $109,768 compared with $543,064 for the same period ending April 30, 2011.    Major changes in S, G & A expenses were;

●	Salaries and wages reduced to $0 in 2012 compared to $259,131 in 2011 primarily related to reductions in staff.
●	Travel and entertainment reduced to $0 in 2012 compared with $10,153 in 2011 primarily related to lower travel and procurement related activities
●	Cash and stock based consulting and director’s costs decreased to $81,216 in 2012 from $223,896 in 2011 resulting primarily of outside consulting firms compensated in stock.

Other income (expense)

For the three months ended April 30, 2012 interest expense was $24,992, due to interest related to convertible debentures, compared with $31,602 for the same period ending April 30, 2011.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $134,760 for the three months ended April 30, 2012 compared with $1,729,059 for the period ending April 30, 2011.  The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 for the three months ended April 30, 2012 and $0 for the period ending April 30, 2011.

Comparison of Results of Operations for the Nine Months Ended April 30, 2012 and 2011:

Results of Operations

For the nine months ended April 30, 2012, we generated $0 in revenues from operations and we incurred a loss of $441,283 attributable to Solar Energy Initiatives, Inc., of which $148,721 was non-cash stock compensation. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development.

Revenues

For the nine months ended April 30, 2012, we had revenues of $0 compared to $1,285,770 for the nine months ended April 30, 2011. Revenues for the nine months ended April 30, 2011 reflect dealer training and sales of solar energy systems and equipment.

Cost of sales and gross profit

For the nine months ended April 30, 2012 our Cost of Goods Sold were $0 compared to $1,049,613 for the nine months ended April 30, 2011, resulting in a gross profit from operations of $0 of revenues compared to $236,157, or 18.4% of revenues, respectively. The decrease in cost of sales is a result of no sales during the period compared to prior year.

Selling, general and administrative

Selling, general and administrative (“SG&A”) expenses for the nine months ended April 30, 2012 were $345,279 compared with $2,952,320 for the same period ending April 30, 2011. Major changes in S, G & A expenses were;

●	Salaries and wages reduced to $15,000 in 2012 compared to $1,133,805 in 2011 primarily related to reductions in staff.
●	Travel and entertainment reduced to $0 in 2012 compared with $33,899 in 2011 primarily related to lower travel and procurement related activities
●	Cash and stock based consulting and director’s costs increased to $226,154 in 2012 from $1,003,097 in 2011 resulting primarily of decreased outside consulting firms compensated in stock.
●	Legal, accounting and professional costs were $75,124 in 2012 compared with $105,460 in 2011 primarily related to financing activities, and general corporate matters.

Other income (expense)

For the nine months ended April 30, 2012 interest expense was $96,004, due to interest related to convertible debentures, compared with $217,991 for the same period ending April 30, 2011.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $441,283 for the nine months ended April 30, 2012 compared with $3,951,447 for the period ending April 30, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Loss from non-controlling interest in Solar Park Initiatives, Inc was $0 and $165,683 for the nine months ended April 30, 2012 and April 30 2011, respectively.

Liquidity and Capital Resources

As of April 30, 2012, we had cash of $2 and working capital deficit of $(1,354,669), compared with $8,703 in non-restricted cash and working capital, of ($1,245,094) as of July 31, 2011, as restated.  During the quarter ended April 30, 2012, we funded our operations from convertible debt on a limited basis.  For the same period in 2011, we funded our operations from private sales of equity securities, convertible debt and revenue generated from operations on a limited basis.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of April 30, 2012 we had approximately $2 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months.  To sustain operations and continue development, we expect that will need to raise additional capital.  As of April 30, 2012, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company.  The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the three months ended April 30, 2012, we acquired $0 of business assets, and furniture and equipment for office purposes.   We use these assets in our business operations.  As we continue to grow it will be necessary to purchase additional equipment.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of April 30, 2012.

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

We generated revenue of $0 for our three months ended April 30, 2012.  We have incurred significant losses from development and operations. As shown in our financial statements, as of the three month period ended April 30, 2012 and the year ended July 31, 2011, we have incurred a cumulative net loss of $16,192,448 and $15,751,165, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s).  If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

During November 2011, the Company cancelled 140,000 shares previously accounted for under deferred compensation for a value of $140,000.

During November, 2011 the Company has also pursued plans to acquire the assets of an Internet marketing firm.  The company has signed a definitive agreement and the close of the acquisition is scheduled for April, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

On December 22, 2011, Solar Energy Initiatives Inc. (the “Company”) filed a Certificate of Correction to its Certificate of Amendment to the Certificate of Incorporation (the “Certificate”) to effect a reverse stock split of all outstanding shares of common stock at a ratio of 1 for 100 (the “Reverse Stock Split”). Fractional shares outstanding after the Reverse Stock Split will be rounded up to the next highest number of full shares. The Certificate was approved by the Board of Directors and shareholders holding a majority of the issued and outstanding shares of common stock. The effective date of the Reverse Stock Split is March 7, 2012 and has been reflected retroactively in the financial statements

In connection with the Reverse Stock Split, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority in November 2011. The Reverse Stock Split was implemented by FINRA on March 7, 2012. Our symbol on the OTCQX will be SNRYD for 20 business days from March 7, 2012. Our new CUSIP number is 83416P207.

On March 12, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $18,000 (the “Note”), to mature on December 12, 2012.  The Note bears interest at the rate of 8% per annum.  The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The beneficial conversion feature value accounted for in the discount to notes was $11,300.

During March and April, 2012, the Company converted debt of $10,500 into 680,917 shares of common stock.

During April, 2012, the Board approved an increase in S-8 shares of 2,000,000, to pay for consulting and professional fees. One consultant was paid 385,000 common shares for services rendered, with a value of $19,250.

During April 2012, the Company paid an officer and director 600,000 shares for accrued consulting services, with a value of $36,000.

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is scheduled for July 15, 2012. The company anticipates the closing of the acquisition pending the ability to secure the necessary capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

SOLAR ENERGY INITIATIVES, INC.

Dated: June 6, 2012	By:	/s/ David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: June 6, 2012
	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

