Form 10-K
period 2012-07-31
Solar Energy Initiatives, Inc.
filed 2012-11-09
CIK 1421665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54873

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2012 was approximately $1,189,422. The aggregate market value was computed by using the closing price of the common stock as of that date on the OTC Markets. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2012, the Company had outstanding 69,725,740 shares of its common stock, par value $0.001.

SOLAR ENERGY INITIATIVES, INC.

Form 10-K for the Fiscal Year Ended July 31, 2012

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

Estimates of Future Financial Results are Inherently Unreliable.

From time to time, representatives of Solar Energy Initiatives, Inc. (“Solar Energy,” the “Company,” “we,” “our,” or “us”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations. In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

The SNRY Power subsidiary as a developer and manager of municipal and commercial scale solar projects.

The SNRY Solar Inc subsidiary as a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is contingent upon the Company raising funds sufficient to pay the purchase price. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

Fiscal 2012 Developments

On November 1, 2011, the Company executed an Asset Purchase Agreement (the “APA”) with Social Fly Marketing, Inc. (“Seller”) pursuant to which the Company agree to purchase from Seller and Seller agreed to sell to the Company all of Seller’s right, title and interest in certain assets relating to the Seller’s websites and business for a purchase price of $30,000 to be paid within 30 days of closing of the APA and the issuance of 100,000 shares of common stock of the Company on or before the closing date of the APA.

During fiscal 2012, the Company continued to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment. As a result, the Company has reduced portions of its operations although it continues to pursue its business model.

Business Focus

Our business is to market and sell solar power products, systems and services. Specifically, we are engaged in the following:

1)	Support and continue to expand a dealer network that sells solar components and systems to residential and commercial customers;
2)	Develop commercial projects, as the owner and operator, and sell power to the municipality, building owner or tenant; and
3)	Develop its South Carolina plant facility into a solar assembly, warehouse and distribution facility.

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

The Energy Industry

The production of electrical power is one of the world’s largest industries. The demand and cost for electricity is expected to increase in the coming years.

Fossil fuels are non-renewable resources, meaning that at some point the world will exhaust all known oil and natural gas reserves. We believe the electrical utility industry and traditional oil and gas companies face many challenges in meeting the growing worldwide demand for energy, including the following:

●	Fossil Fuel Supply Constraints: A large portion of the world’s electricity is generated from fossil fuels such as coal, oil and natural gas. Limited fossil fuel supply and escalating demand for electricity should continue to drive up wholesale electricity prices, creating a need to develop new technologies for power generation.
●	Infrastructure Constraints: In many parts of the world, the existing electricity generation and transmission infrastructure is insufficient to meet projected demand. Developing and building a centralized power supply and delivery infrastructure is capital intensive. This has left the electricity supply insufficient to meet demand in some areas, resulting in both scheduled and unscheduled blackouts.

●	Desire for Energy Security: Given the political and economic instability in the major oil and gas producing regions of the world, governments are trying to reduce their dependence on foreign sources of fossil fuels.

An underlying consideration concerning the delivery of electricity is the location of the generation source relative to the location of the end-use consumption. Over the past century, the economics of power plant construction supported larger and larger central station sites linked to transmission lines spanning great distances to reach the ultimate consumer. These economic considerations have been altered by the advent of smaller scale technologies that can provide electricity at competitive prices near the place of consumption. The combination of economic factors and of advances in generation technologies opens the market to an opportunity for “distributed generation” of electricity in combination with traditional grid resources. Distributed generation in its simplest configuration is energy generation at the source of consumption (solar and thermal panels on the roof or contiguous to the user’s location). Our products and services, including solar parks, are directed at this renewable distributed generation environment as well as specific application power solutions.

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

Challenges Facing Solar Power

The solar power industry must overcome the following challenges to achieve widespread commercialization of its products:

●	Decrease Per Kilowatt-hour Cost to Customer. In most cases, the current cost of solar electricity is greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.
●	Achieve Higher Conversion Efficiencies. Increasing the conversion efficiency of solar cells reduces the material and assembly costs required to build a solar panel with a given generation capacity. Increased conversion efficiency also reduces the amount of roof top space required for a solar power system, thus lowering the cost of installation per consumer.
●	Improve Product Appearance. We believe that aesthetics are a barrier to wider adoption of solar power products particularly among residential consumers. Historically, residential and commercial customers have resisted solar power products, in part, because most solar panels are perceived as unattractive.

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

Our Distributed Products

Set forth below is a list of the products we have distributed previously. As set forth in our financial statements, we had no revenues in fiscal 2012.

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

Sales and Marketing

Our sales and marketing program has historically incorporated a mix of print and web as well as participation in industry trade shows and individual consultations with prospective customers. In addition, we have previously relied heavily on the independent dealer network and we intend to work with and grow this network. We have trained many in the dealer network to design a system that best meets a customer’s needs, taking into account the unique installation and economic requirements for each location, and provide technical support to the dealers as necessary and needed. Commercial sales take a more consultative, long-term selling approach to meet the varying needs of larger customers. The sales process typically includes, a determination that a potential customer’s site has the required exposure for solar power, a site visit and a survey with our proprietary software that analyzes current utility rate options, current electric rates, system performance, tax rate scenarios, equipment costs, installation costs, incentives and other factors applicable to a specific customer’s circumstances. Due to our financial restraints, we have been unable to allocated resources to sales and marketing in fiscal 2012.

Employees

At the end of our fiscal year, we have one employee in sales, and administrative positions

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

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditor has noted in its report concerning our financial statements as of July 31, 2012 and 2011 that we have incurred recurring losses from operations and have a working capital deficiency, which raises substantial doubt about our ability to continue as a going concern. We have incurred recurring losses from operations in 2012 and 2011, respectively and, we have negative working capital as of July 31, 2012. These conditions raise substantial doubt as to our ability to continue as a going concern. We cannot assure you that we will achieve operating profits in the future.

Additional financing is required for us to continue operations.

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

Debt and/or project financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business, development of projects and operations. If we do not raise additional capital, we will be required to cease operations.

We have a limited operating history, there is no certainty that we will ever generate revenue and achieve profitability.

We generated no revenue for our fiscal year ended July 31, 2012. We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended July 31, 2012 and July 31, 2011, we have incurred a cumulative net loss of $641,135 and $4,914,514, respectively, from operations. We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s). If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

As of October 13, 2012, 152,018,019 shares of our common stock were reserved for issuance of outstanding convertible promissory notes. The conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders. Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.

The issuance of shares upon conversion of our convertible securities may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of our outstanding convertible notes may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes if such conversion would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There only upper limit on the number of shares that may be issued is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares upon conversion of the convertible notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.

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

Our dependence on a limited number of third party suppliers for components could prevent us from delivering our proposed products to our customers within required time frames, which could result in order cancellations and substantial harm to our business.

Historically, we purchased our products using materials and components procured from a limited number of third-party suppliers. If we fail to establish or maintain our relationships with these suppliers, or to secure additional supply sources from other suppliers, we may be unable to provide our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames, and we may experience order cancellations and our business may fail. We currently have supply agreements with suppliers to allow us to buy products at market rates and procure sufficient product quantities to assemble and sell our products on acceptable commercial terms. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to purchase our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. In order to obtain required supplies, we may need to make large inventory purchases on short notice, and prior to having purchase orders or deposits from our customers for product using the full amount of silicon required to be purchased. We may not have sufficient financial resources to make these purchases, which may exacerbate supply shortages.

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

We expect to consider future opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our products, or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;
●	problems maintaining uniform standards, procedures, controls and policies;
●	problems arising from non-performance of acquired entities or assets;
●	problems arising from over valuation or with securing the required financing to close and/or make the acquisition operational;
●	unanticipated costs associated with an acquisition;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering new markets in which we have no or limited prior experience;
●	potential loss of key employees of acquired businesses; and
●	increased legal and accounting costs as a result of the newly adopted rules and regulations related to the Sarbanes-Oxley Act of 2002 and other such regulation such as increased internal control and reporting requirements.

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

Our solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, concentrated solar power “CSP” and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Our primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., Florida Power and Light, GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, groSolar, Power-Fab, Real Goods Solar, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Suntech, SunTechnics Installation & Services, Inc., Sunwize, Sunenergy, Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET AlternitiveEnergieTechnik GmbH, SunTechnicsSolartechnikGmbH and voltwerk AG), PV-SystemtechnikGbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

The Company’s executive offices are located at 2500 Regency Parkway, Cary, NC 27518. This office space is being provided by a former officer of the company, free of charge.

ITEM 3.  LEGAL PROCEEDINGS

Amy Gustafson Schwab et. al

On or about January 17, 2012, Amy Gustafson Schwab, Greg Gustafson, Charlotte Gustafson and Ryan Gustafson filed a complaint in the United States District Court for the District of Minnesota (Civil File No. 12-127 DSD/AJB) against Solar Energy Initiatives, David, W. Fann, Michael J. Dodak, Jack Zwick, Paul Cox and David Surette. The complaint was brought by purchasers of the Company’s common stock and the plaintiffs thereunder allege that they suffered damages due to defendants’ sale of unregistered securities, false statements made in connection with the sale of the securities, fraudulent manipulation of the market and their refusal to allow transfer of the securities. The complaint contains causes of action against all defendants for breach of fiduciary duty, conversion, breach of implied covenants, negligent misrepresentation, violation of Section 10(b) of the Securities Act of 1934 and aiding and abetting, causes of actions against the Company only for failure to register transfers and causes of action against the Company and Mr. Fann only for fraudulent misrepresentation and violation of state securities law. Plaintiffs seek damages for the loss in value and conversion of their shares and attorneys’ fees and costs. The Company has denied the allegations and is defending the matter. Due to the incipient nature of this action, we are unable to provide an opinion as to the likelihood of its outcome.

GAEA Holdings, LLC

On or about February 4, 2011, GAEA Holdings, LLC filed a complaint in the United States District Court for the District of Minnesota (Case No. 0:11-CV-00635-PJS-AJB) against Solar Energy Initiatives, Inc. Plaintiff sued for breach of an Independent Consulting Agreement with Solar Energy Initiatives, Inc. entered into in November 2009 and unpaid commissions for work thereunder. On March 20, 2012, the Court granted the plaintiff’s motion for summary judgment under which the plaintiff’s motion for summary judgment with respect to plaintiff’s breach of contract claim and that plaintiff is entitled to recover $892,500 in damages for such breach of contract. The Company is currently is continuing discussions with plaintiff to negotiate and settle this judgment. The Company has reserved for the full amount of the judgment pending negotiation of a settlement.

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of July 31, 2012.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

From July 15, 2008 through August 23, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “NPCX,” and since August 24, 2008, our trading symbol has been “SNRY”.

The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2012 and 2011. All share prices have been adjusted to provide for the 1 for 100 reverse stock split effected on March 7, 2012. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price
	High	Low
	$	$

2012
Fourth quarter ended July 31, 2012	$0.10	$0.0025
Third quarter ended April 30, 2012	$1.05	$0.03
Second quarter ended January 31, 2012	$0.25	$0.09
First quarter ended October 31, 2011	$0.25	$0.15
2011
Fourth quarter ended July 31, 2011	$0.50	$0.20
Third quarter ended April 30, 2011	$3.00	$0.20
Second quarter ended January 31, 2011	$13.00	$3.00
First quarter ended October 31, 2010	$19.00	$10.00

On July 30, 2008, the authorized number of shares of the Company was increased from 15,000,000 to 100,000,000.

On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000.

The closing price of our common stock on the OTC Bulletin Board on October 29, 2012, was $0.001 per share.

As of October 25, 2012 there were approximately 386 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—	(1) (2)
Total	—	$—	—	(1) (2)

(1)    2012 Employee and Consultant Stock Compensation Plan. The purpose of this 2012 Employee and Consultant Stock Plan (“Plan”) is to provide compensation in the form of common stock to employees and “eligible consultants” who have previously rendered services to the Company or who will render services to the Company in the future. The total number of shares available for the grant of either stock options or compensation stock under the plan is 2,000,000 shares, subject to adjustment, and as of July 31, 2012, we had issued 2,000,000 shares under this Plan.

(2)    2012 Stock Incentive Plan. On August 13, 2012, our board of directors adopted the 2012 Stock Incentive Plan. The purpose of our 2012 Stock Incentive Plan is to advance the best interests of the company by providing those persons who are residents of California and who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 9,100,000 shares, subject to adjustment, and as of July 31, 2012, we had issued no shares.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Recent Sales of Unregistered Securities

On October 1, 2012, we issued a 12% promissory\note in the aggregate principal amount of $22,500 to a single accredited investor. The note has a maturity date of October 1, 2013. This note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

During the quarter ended July 31, 2012, we issued an aggregate of 10,269,371 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $42,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

On July 17, 2012, we issued a 12% convertible promissory note in the aggregate principal amount of $11,500 to a single accredited investor. The note has a maturity date of July 17, 2013. This note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On July 17, 2012, we issued a 12% convertible promissory note to a single investor in the aggregate principal amount of $5,500.  The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion.  The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and /or Regulation D of the Securities Act of 1933, as amended.

On June 9, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $27,500 to a single accredited investor. The note has a maturity date of March 9, 2013. Beginning December 9, 2013, this note is convertible into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On July 9, 2012, we issued 3,000,000 shares of our common stock to four consultants for services rendered under consulting agreements. The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On July 30, 2012, we issued 4,500,000 shares of our common stock to four consultants for services rendered under consulting agreements. The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

On July 30, 2012, we issued 1,000,000 shares of our common stock to each of our directors for services rendered to the board of directors. The issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Our Company generated no revenues for the fiscal year ended July 31, 2012. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in developing our sales channels, and possible margin reductions due to pricing inefficiencies and competition. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

Fiscal Years Ended July 31, 2012 and 2011

Results of Operations

The following table sets forth our statements of operations data for the years ended July 31, 2012, and 2011.

Summary Income Statement

	July 31, 2012	July 31, 2011

Revenues, net	$—	$1,285,770
Gross profit (loss)	—	243,505
Selling, general and administrative expenses	508,127	3,294,179

Total operating expenses	508,127	3,294,179
Loss from operations	(508,127)	(3,050,671)
Other Income (Expense)	(792,000)	(1,506,431)
Interest Expense	(133,007)	(1,863,843)
Loss from operations before income taxes	(1,433,941)	(4,914,514)
Income tax provision	-	-
Net loss	(1,433,941)	(4,914,514)
Loss attributable to non-controlling interest	—	165,683
Loss attributable to Solar Energy Initiatives, Inc.	$(1,433,941)	$(4,748,831)

Revenues

For the years ending July 31, 2012 and 2011, we had revenues of $0 and $1,285,770, respectively. The changes in revenues are due to reduction of the training of our new dealers and the decreased sale of distributed products and no completed projects.

Cost of sales

For the years ending July 31, 2012 and 2011, we had cost of sales of $0 and $1,042,262, respectively. The changes in cost of sales are due to no revenues or cost of sales during the year ended July 31, 2012.

Selling, general and administrative

Selling, general and administrative expenses for the year ended July 31, 2012 and July 31, 2011 were $508,127 and $3,294,179, respectively. Cash-based management fees, wages and salaries were $51,772 for fiscal 2012 and $909,624 for fiscal 2011, the decrease is due to the reduction of employees and consultants. Stock based compensation was $207,654 for fiscal 2012 and $1,936,579 for fiscal 2011, travel and entertainment was $4,900 for fiscal 2012 and $38,898 for fiscal 2011, and consulting, legal and professional costs totaled $180,718 for fiscal 2012 and $266,152 for fiscal 2011, of which the increases primarily relate to our acquisition costs, selling activities, financing activities, the preparation of audited and reviewed financial statements and SEC reporting.

Other income (expense)

In fiscal 2012 other expenses was $925,813 of which $133,813 was interest expense, consisting of interest for the notes payable, loan fees and loans from related parties. In fiscal 2012, the Company increased its reserve for claims made by related parties in the amount of $792,000. In fiscal 2011 other expenses was $1,863,843 of which $346,583 was interest expense, consisting of interest for the note payable, loan fees and loans from related parties. During the 2011 year the Company also settled with shareholders on ratchet pricing increases for $1,271,455; other expenses of $211,307 and gain on sale of Solar EOS assets of $205,000 for a net of other expenses of $1,863,843.

Net Loss

Our net loss attributable to Solar Energy Initiatives, Inc. was $1,433,941 for the year ended July 31, 2012 compared to $4,748,831 for the year ended July 31, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Liquidity and Capital Resources

As of July 31, 2012, we had cash of $146, and working capital deficit of $2,130,951 compared with $8,703 and $1,245,096 in cash and working capital, respectively, in 2011. During the years ended July 31, 2012 and 2011, we primarily funded our operations from private sales of equity securities and convertible debt.

For the year ended July 31, 2012, we used $129,057 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $120,500 of net cash during the year, which resulted primarily from conversions of notes payable and notes payable proceeds. For the year ended July 31, 2011, we used $642,668 of cash in operations. During the year ended July 31, 2011, investing activities used $12,782 of cash during the year and financing activities provided $634,000 of net cash during the year, which resulted primarily from private placement subscription and notes payable proceeds.  We had no cash either used in or provided by investing activities in the year ended July 31, 2012. We had $120,500 of cash provided by financing activities for the year ended July 31, 2012, all of which resulting from debt financing.

As we continue to review our financial restructuring of the Company, we will need to execute on our business plans, which include positive cash flow operations, and/or acquire additional financing to supplement cash flows. Unless we can attain sufficient levels of revenues, and restructure our current debt, we will need to raise additional funds during the next twelve month period. We may require approximately $1,250,000 of additional capital funding, to allow us to continue the execution of our business plan through July 31, 2013. If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, or restructure our debt, we will need to reduce the breadth of our business.

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

On July 15, 2010, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. (“JDF”), for the sale of a 12% convertible note in the principal amount of $150,000 (the “Note”). The financing closed on July 16, 2010.

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

On October 26, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on October 26, 2010.

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

During the fiscal year ended July 31, 2011, an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt the total discount was amortized during the period ended July 31, 2011.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

On October 24, March 12, May 9, and June 9, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into four Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of four 8% convertible notes each in the principal amount of $27,500, $18,000, $32,500 and $27,500, respectively (the “Notes”). The Notes bear interest at the rate of 8% per annum. The Notes were convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $103,160, and amortized $56,500 during the year ended July 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,000 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion.  The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,900, and amortized $825 during the year ended July 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Hanover Holdings, LLC. (“Hanover”), for the sale of debt with a 12% convertible note in the principal amount of $5,500 (the “Notes”).The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $4,950, and amortized $806 during the year ended July 31, 2012.

During the fiscal year ended July 31, 2012, an additional $52,500 of converted debt was transferred, with an amount of $93,025 representing a discount on the debt the total discount was amortized during the period ended July 31, 2012.

Total Loans as of July 31, 2012:

Convertible Debt	$134,500
Notes	54,000
Total	188,500
Discount	(68,427)
Net Debt	$120,073

The Company received notice of conversion during the period totaling 10,950,288 shares for conversion prices ranging from $0.0014 to $0.018 per share, for the convertible notes. Total value of the conversions was $53,800.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Not applicable

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2012 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended July 31, 2012, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

NAME	AGE	POSITIONS

David Fann	57	CEO and Director

Pierre Besuchet	74	Director

David Fann, CEO & Director, Mr. Fann is a founder of the Company and earlier served as the Chief Executive Officer, VP of Corporate Communications and Secretary.  Since January 2006, Mr. Fann has served as the President, Secretary and one of the founders and a member of the board of directors of FNDS3000 Corp. (f/k/a Fundstech Corp), a public company. Mr. Fann also served as a director on the board of Envortus, Inc. until July 2007. Mr. Fann also served as President and Director of the Global Axcess Corp, a publicly traded company since January of 2002 until September of 2006. While at Global Axcess Corp Mr. Fann was responsible for equity and debt financings totaling over $17 million and was responsible for investor relations. Prior to joining Global Axcess Corp Mr. Fann was the Chief Executive Officer and Chairman of the Board of TeraGlobal, Inc., a publicly traded company, from September 1998 through September 2000. He was president of TechnoVision Communications, Inc., a subsidiary of TeraGlobal, from November of 1995 to September 2000. He co-founded Totally Automated Systems Communications, a Unix-based communications company, and acted as Vice President of that company.

Pierre Besuchet, Director, Mr. Besuchet has filled senior management positions with Geneva Switzerland; a former Director of Fiaisal Private Bank (Switzerland); and former Director of other European and U.S. companies.

Audit Committee

The Company has appointed the following Board Members on to the Audit Committee:

David Fann

Pierre Besuchet

ITEM 11. EXECUTIVE COMPENSATION

There were two executives who received annual and/or long-term compensation for more than $100,000 per year at the end of the last completed fiscal year.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officers (our “named executive officers”) for the fiscal years ended July 31, 2012 and 2011.

			Stock
Name and Position	Year	Salary	Awards ($)(3)	Total ($)

David Fann	2012	$45,000 (1)	$55,375	$100,375
President and Chief Executive Officer	2011	$85,000 (2)	$196,037	$281,037

Michael Dodak	2012	N/A	N/A	N/A
Chief Financial Officer (until September 26, 2011)	2011	$85,000 (4)	$196,037	$281,037

(1) Mr. Fann provided consulting services for $5,000 per month from June 2011 until April 2012 when he rejoined the Company as an employee. Compensation for salary, consulting services and loan fees were paid in common stock as to various times of the year. Total shares issued are 1,712,500 during the year ended July 31, 2012. Mr. Fann is currently being compensated at an annual salary of $120,000.

(2) During the year ended July 31, 2011, Mr. Fann received a salary of $110,000. Compensation for consulting services and salary was paid in common stock of the Company at various times during the year. Total shares issued were 47,778,807

(3) Stock Awards were Company stock issued to the recipients in lieu of cash compensation for salary or consulting fees and valued at the lower of the bid price of the stock on the day of the award, or at the private placement issuance price of an open private placement at that time. $2,500 of the stock awards received by Mr. Fann were for his services as a director.

(4). During the year ended July 31, 2011, Mr. Dodak received a salary of $110,000. Compensation for consulting services and salary was paid in common stock of the Company at various times during the year. Total shares issued were 47,778,807

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended July 31, 2012:

					All Other Stock Awards:	All Other Option Awards:
Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
David Fann	(1)	(1)	—	—	1,712,500	—	—	$55,375

(1)	On each of November 3, 2011, April 17, 2012 and July 30, 2012, we issued David Fann 112,500, 600,000 and 1,000,000 shares of common stock. The closing price of our common stock on each of those dates was $0.15, $0.06 and $0.0025 respectively.
(2)	Represents the grant date fair value of each equity award calculated in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

None.

Potential Payments upon Termination

Under the terms of Mr. Fann’s employment agreement, he is entitled to a severance payment equal to the greater of his then current base compensation in effect through June 30, 2015 or eighteen months. Mr. Fann’s severance payment will equal twenty four months base salary upon consummation of a corporate transaction (as defined in the agreement).

Under the terms of Mr. Dodak’s consulting agreement, he is entitled to an 18-month severance if terminated early. Mr. Dodak’s consulting agreement pays him $10,000/month and his consulting agreement runs through December 2012.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Fann upon termination in the circumstances described above. The potential payments are based on the terms of the Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination

Daniel Fann	$180,000-$320,000 (1)
Michael Dodak	$180,000

(1)	For termination without cause, Mr. Fann is entitled to the greater of (i) eighteen months base salary or (ii) the aggregate amount of base salary under the term. Mr. Fann is being compensated at a rate of $10,000 per month. As of October 31, 2012, there were 32 months left in the term. In addition, Mr. Fann is entitled to 24 months compensation upon a corporate change.

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended July 31, 2012.

	Stock
Name	Awards ($)	Total ($)
David Fann	$2,500	$2,500
Pierre Besuchet	$17,500	$17,500

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

Employment Agreements

The Company has entered into a three year employment agreement with David W. Fann as CEO for the period from July 1, 2012 through June 30, 2015. The terms of the contract include an initial salary of $120,000. In addition, Mr. Fann is entitled to receive a stock grant during each year of the agreement equal to 4.99% of the Company’s outstanding stock. Mr. Fann is entitled to a severance payment equal to the greater of his then current base compensation in effect through June 30, 2015 or eighteen months. Mr. Fann’s severance payment will equal twenty four months base salary upon consummation of a corporate transaction (as defined in the agreement). The agreement has a 1-year non-solicitation provision and a non-compete provision for any period under which Mr. Fann is receiving severance payments.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 25, 2012 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from October 25, 2012, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from March 12, 2012.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage Owned (2)

5% Stockholders:
Asher Enterprises, Inc. (3)	6,902,848 (4)	9.99%
Directors and Officers:
David Fann	5,117,314	7.34%
Pierre Besuchet	1,159,000	1.66%
All directors and officers as a group (2 persons)	6,276,314	9.00%

*Less than 1%

(1)	Unless otherwise noted, the address is 2500 Regency Parkway, Cary, NC 27518.
(2)	Based on 69,725,740 common shares issued and outstanding as of October 25, 2012.
(3)	The address is 1 Linden Place, Great Neck, NY 11021
(4)	Includes 5,763,671 shares of common stock and 1,139,177 shares presently issuable under convertible promissory notes. The promissory notes contain a provision prohibiting the issuance of shares in excess of 9.99% of the Company’s common stock.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

The following table shows the aggregate fees billed to us for professional services by L.L. Bradford &Company, LLC, our independent auditors, for the years ended July 31, 2012 and 2011.

	2012	2011

Audit Fees	$41,456	$34,250
Audit-Related Fees	-	—
Tax Fees	—	4,000
All Other Fees	-	-
Total	$41,456	$38,250

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

All Other Fees.  L.L. Bradford did not bill us for professional services rendered, other than amounts reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the years ended 2012 and 2011.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Audited Financial Statements for fiscal year ended July 31, 2012.

(b)  Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
3.7	Certificate of Amendment to Certificate of Incorporation (12)
3.8	Certificate of Correction to Certificate of Amendment (12)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	2009 Incentive Stock Plan (10)
4.5	Form of Warrant issued to the April and May 2009 Investors (11)
4.6	Form of Subscription Agreement entered into by the April and May 2009 Investors (11)
4.7	2012 Employee and Consultant Stock Compensation Plan (13)

4.8	2012 Stock Incentive Plan (14)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between Michael Dodak and the Company(4)
10.3	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
10.4	Asset Purchase Agreement dated as of November 1, 2011 between Solar Energy Initiatives, Inc. and Solar Fly Marketing, Inc., as amended (15)
10.5	Employment Agreement with David Fann and the Company dated June 29, 2012.
23.1	Consent of L.L. Bradford & Company, LLC
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension CalculationLinkbase
101.DEF	XBRL Taxonomy Extension DefinitionLinkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

(8) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on September 25, 2008.

(9) Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on May 21, 2008.

(10) Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on March 19, 2009.

(11) Incorporated by reference to the Form 8K Current Report filed with the Securities Exchange Commission on May 22, 2009.

(12) Filed as an exhibit to our Current Report on Form 8-K dated December 22, 2011 and filed with the SEC on December 23, 2011 and incorporated herein by reference.

(13) Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on April 12, 2012 and incorporated herein by reference.

(14) Filed as an exhibit to our Registration Statement on Form S-8 filed with the SEC on August 21, 2012 and incorporated herein by reference.

(15) Filed as an exhibit to our Current Report on Form 8-K dated July 19, 2012 and filed with the SEC on July 19, 2012 and incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solar Energy Initiatives, Inc.

Date: November 9, 2012	By:	/s/ David W. Fann

David W. Fann
Chief Executive Officer, Chief Financial Officer and Director
(Principal Accounting, Financial and Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	November 9, 2012
David W. Fann

/s/ Pierre Besuchet	Director	November 9, 2012
Pierre Besuchet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Solar Energy Initiatives, Inc.

Cary, NC

We have audited the accompanying consolidated balance sheets of Solar Energy Initiatives, Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended July 31, 2012. Solar Energy Initiatives, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar Energy Initiatives, Inc. as of July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States.

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

/s/ L.L. Bradford & Company, LLC
November 9, 2012
Las Vegas, Nevada

Solar Energy Initiatives, Inc.

CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$146	$8,703
Inventory	2,692	6,692
Prepaid and other current assets	-	3,781
Total current assets	2,838	19,176

Fixed assets, net	138	17,509
Total assets	$2,976	$36,685

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$985,421	$977,826
Due to related parties	892,000	100,000
Accrued expenses	136,295	87,750
Convertible debentures, net	120,073	98,694
Total current liabilities	2,133,789	1,264,270

Commitments and contingencies	-	-
Stockholders’ equity
Preferred stock, $0.001 par; 10,000,000 authorized 0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized 26,500,337 and 5,648,402 issued and outstanding, respectively	26,500	5,648
Paid-in capital	15,087,859	14,765,381
Deferred compensation	(60,066)	(247,449)
Accumulated deficit	(17,185,106)	(15,751,165)
Total Solar Energy Initiative Inc shareholder’s equity (deficit)	(2,130,813)	(1,227,585)
Total stockholders’ equity (deficit)	(2,130,813)	(1,227,585)
Total liabilities and stockholders’ equity (deficit)	$2,976	$36,685

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Year	For the Year
	Ended	Ended
	July 31, 2012	July 31, 2011

Revenues, net	$-	$1,285,770
Cost of sales	-	1,042,262
Gross profit	-	243,508

Operating expenses
Selling, general and administrative	508,127	3,294,179
Total operating expenses	508,127	3,294,179

Loss from operations	(508,127)	(3,050,671)

Other income (expense)	(792,000)	(1,506,431)
Interest expense	(133,813)	(357,412)
Total other income (expense)	(925,813)	(1,863,843)

Loss before provision for income taxes	(1,433,941)	(4,914,514)
Provision for income taxes	-	-
Net loss	(1,433,941)	(4,914,514)

Loss attributable to non-controlling interest	-	(165,683)
Loss attributable to Solar Energy Initiatives, Inc.	$(1,433,941)	$(4,748,831)

Net loss attributable to Solar Energy Initiatives, Inc. per share – basic and diluted	$(0.70)	$(2.68)

Weighted average shares outstanding – basic and diluted	2,054,700	1,769,332

The accompanying notes are an integral part of these consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Audited)

			Additional		Common			Total
	Common Stock		Paid-in	Deferred	Stock	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Comp	Subscription	Deficit	Interest	Deficit

Balances, July 31, 2010	354,055	$354	$10,599,856	$(582,535)	$(20,000)	$(11,002,334)	$(65,923)	$(1,070,583)

Shares issued for cashless warrants	1,543	2	(2)	-		-	-	(0)

Shares issued for payment of services	178,973	179	160,052	-		-	-	160,231

Shares issued for retroactive treatment of share price	14,957	15	179,475	-		-	-	179,490

Shares cancelled	(5,246)	(5)	(19,994)	-	20,000	-	-	-

Shares issued for employee compensation	1,058,576	1,059	504,015	-		-	-	505,074

Shares issued for deferred compensation	112,636	113	251,396	(251,509)		-	-	-

Amortization of deferred compensation expense	-	-	-	919,384		-	-	919,384

Shares issued for private placement, net of offering costs	34,820	35	324,965	-		-	-	325,000

Discount on notes due to beneficial conversion feature	-	-	151,064	-		-	-	151,064

Acquisition and ownership changes in subsidiary	-	-	436,252	(192,789)		-	231,606	475,070

Shares issued for dealer incentives	400,000	400	139,600	(140,000)	-	-	-	-

Shares issued for convertible debt	1,238,263	1,238	628,187	-		-	-	629,425

Rachet provisions and settlement with shareholders	2,259,823	2,260	1,410,514	-		-	-	1,412,774

Net loss	-	-	-	-		(4,748,831)	(165,683)	(4,914,514)

Balances July 31, 2011 (audited)	5,648,402	$5,648	$14,765,381	$(247,449)	$-	$(15,751,165)	$-	$(1,227,586)

Shares issued for payment of services	7,601,250	7,601	202,986	(141,400)				69,187

Shares issued for director & officer compensation	2,700,000	2,700	53,300					56,000

Cancellation of shares previously issued for deferred compensation	(400,000)	(400)	(139,600)	140,000				-

Discount on convertible debentures due to beneficial conversion feature			162,943					162,943

Shares issued for convertible debt	10,950,288	10,950	42,850					53,800

Amortization of deferred compensation expense				188,783				188,783

Reverse stock split adjustment	397	1	(1)					-

Net loss						$(1,433,941)		(1,433,941)

Balances July 31, 2012 (audited)	26,500,337	$26,500	$15,087,859	$(60,066)	$-	$(17,185,106)	$-	$(2,130,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

STATEMENTS OF CASH FLOWS

(Audited)

	For the Year	For the Year
	Ended	Ended
	July 31, 2012	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,433,941)	(4,914,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,371	7,860
Stock based compensation	313,970	1,936,579
Provision for anti-dilutive rachet on purchased stock	-	1,271,455
Amortized discount	116,816	236,448
Impairment of intangible assets	-	-
Stock issued for retroactive treatment of common stock	-	179,489
Stock issued for loan fees	-	-
Loss on legal action	792,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	-	26,124
Project costs	-	560,274
Inventory	4,000	201,725
Prepaid expenses and other current assets	3,781	(992)
Deposits and other assets	-	3,598
Accounts payable	7,593	(79,186)
Accounts payable, related party	-	(120,352)
Commissions payable	-	(1,883)
Accrued expenses	52,545	62,476
Deferred revenue	-	(79,230)
Due to related party	-	(32,539)
Net cash used by operating activities	(129,057)	(642,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(8,178)
Investment in subsidiary assets	-	(4,604)
Net cash used by investing activities	-	(12,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placements	-	325,000
Proceeds from warrant call	-	-
Proceeds received from subsidiary stock sales	-	-
Proceeds from notes	120,500	309,000
Net cash provided by financing activities	120,500	634,000

Net (decrease) in cash and cash equivalents	(8,557)	(21,450)

Cash and cash equivalents at beginning of year	8,703	30,153

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146	$8,703

	For the Year	For the Year
	Ended	Ended
	July 31, 2012	July 31, 2011

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$357,412
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Spin off of Solar Park:
Cash	$-	4,604
Other assets	-	40,204
Property and equipment	-	8,178
Accounts payable	-	(64,738)
Accrued expenses	-	(53,077)
Due to Solar Park	-	51,901
Notes payable	-	(97,000)
Deferred compensation	-	488,251
Stock payable	-	(268)
Additional paid in capital	-	(378,055)
Total Spin -Off	$-	$-

Stock issued /(cancelled) for deferred compensation	$(140,000)	$1,072,549
Stock issued for loan fees	$-	$-
Settlement on note payable	$-	$-
Discounts from warrants and beneficial conversion feature	$157,993	$151,064
Subsidiary options granted for other assets	$-	$40,204
Stock issued for accounts payable	$68,500	$36,333
Stock issued for conversion of notes payable and accrued interest	$10,500	$629,425
Common stock subscription cancelled	$-	$(20,000)
Due to related parties purchased by third parties	$-	$200,000
Capital contribution in form of debt extinguishment	$-	$77,533

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is contingent upon the Company raising funds sufficient to pay the purchase price. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

The SNRY Power, Inc. subsidiary is a developer and manager of municipal and commercial scale solar projects.

The SNRY Solar Inc subsidiary as a wholesale distributor of branded photovoltaic and thermal (water heating) systems selling via a network of dealers throughout the United States and the Caribbean.

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

The Company has also pursued plans to acquire the assets of an Internet marketing firm. The company has signed a definitive agreement and the close of the acquisition is contingent upon the Company raising funds sufficient to pay the purchase price. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business. Adding at least $1,250,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability. With more capital, we would also add additional staff and start development of other projects. Currently we have approximately $146 in cash on hand. The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success.

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Management believes there were no uncollectible amounts as of July 31, 2011 and there were no accounts receivable balances at July 31, 2012.

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

Investments in Companies Accounted for Using the Equity or Cost Method and Non-Controlling Interest - Investments in equity method investees are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from and investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition. The Company evaluates its investments in companies accounted for the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

The Company’s investments in Solar Park Initiatives, Inc. are accounted for as a non-controlling interest due to the significant influence of the controlling ownership percentage during the year and similar ownership and therefore not accounting and not treating the transfer of assets as a sale (as stated below in Business Combinations and Consolidation).

However, due to the common stock distribution as of December 1, 2010, the Company no longer accounts for Solar Park Initiatives, Inc. on a consolidated basis and does not reflect the non-controlling interest amounts as of July 31, 2011. Therefore as of July 31, 2011 the non-controlling interest was $0 and as of July 31, 2010 it was ($65,923)

Inventor - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of July 31, 2011 inventory was $6,692. Inventory was not acquired during the four most recent quarters, therefore there is a write down of inventory of $4,000. As of July 31, 2012 inventory was $2,692.

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

Long-Lived Assets and Impairment - Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We had Long Lived Assets primarily consisting of the domain name acquired in our recent transaction and we believe that this asset is fairly valued as of July 31, 2012 and 2011. As of July 31, 2012 there were no long lived assets.

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

Vendors - The following three vendors make up the majority of our COS in 2011:

Sharp	22%
Solectria	13%
Suniva	11%
Unirac	10%

The following vendors make up the majority of our Accounts Payable at July 31, 2012:

Canadian Solar	22%
Sharp	10%

The remaining vendors all account for less than 10% of total Accounts Payable.

Customers - 42% of our revenues are from the sale of our 1MW solar project and the other 58% is evenly distributed amongst our dealers in 2011.

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

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The Company is currently evaluating the impact of this ASU, however, management does not expect the adoption of this ASU to have a material impact on the financial statements.

In July 2012, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 addresses valuation of indefinite-lived intangible assets other than goodwill, and allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that impairment has occurred.  If an entity determines it is not likely that impairment has occurred no further action is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company elected early adoption of ASU 2012-02 during the second quarter of 2012 without impact to financial condition, results of operations, or cash flows.

Management has assessed all other new pronouncements released during the company’s fiscal year ended July 31, 2012, and has determined them to not be applicable to the Company’s disclosure of its financial condition, results of operations, or cash flows.

Note 5 – Inventory

Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Inventory consisted of the following as of July 31, 2012 and 2011.

	2012	2011

Photovoltaic Solar panels and components	$-0-	$-0-
Thermal Solar panels and components	2,692	6,692
Other components and materials	-	-
Total Inventory as of July 31	$2,692	$6,692

Note 6 – Fixed Assets

Fixed assets consisted of the following as of July 31, 2012 and 2011:

Category	Useful Lives	2012	2011

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		39,276	21,905
Net fixed assets		$138	$17,509

During the years ended July 31, 2012, and July 31, 2011 depreciation and amortization, totaling $17,371 and $7,860, respectively, was charged to selling, general and administrative expenses.

Note 7 – Accrued Expenses

Accrued expenses consist of the following as of July 31:

	2012	2011

Interest for notes and convertible debentures	$5,919	$14,291
Salaries and taxes payable	10,526	-
Supplies	119,850	73,459
Capital development costs	-	-
Legal and Professional Expenses	-	-
	$136,295	$87,750

Note 8 – Convertible Debentures

On July 15, 2010, the Company entered into a Securities Purchase Agreement with JDF Capital, Inc. (“JDF”), for the sale of a 12% convertible note in the principal amount of $150,000 (the “Note”). The financing closed on July 16, 2010.

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

On October 26, 2010, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $40,000 (the “Note”). The financing closed on October 26, 2010.

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

During the fiscal year ended July 31, 2011, an additional $100,000 of converted debt was transferred, with an amount of $38,586 representing a discount on the debt the total discount was amortized during the period ended July 31, 2011.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, Asher is an accredited investor, Asher had access to information about the Company and their investment, Asher took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

On October 24, March 12, May 9, and June 9, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into four Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of four 8% convertible notes each in the principal amount of $27,500, $18,000, $32,500 and $27,500, respectively (the “Notes”). The Notes bear interest at the rate of 8% per annum. The Notes were convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion.  The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $103,160, and amortized $56,500 during the year ended July 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,000 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion.  The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,900, and amortized $825 during the year ended July 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Hanover Holdings, LLC. (“Hanover”), for the sale of debt with a 12% convertible note in the principal amount of $5,500 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion.  The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $4,950, and amortized $806 during the year ended July 31, 2012.

During the fiscal year ended July 31, 2012, an additional $52,500 of converted debt was transferred, with an amount of $93,025 representing a discount on the debt the total discount was amortized during the period ended July 31, 2012.

Total Loans as of July 31, 2012:

Convertible Debt	$134,500
Notes	54,000
Total	188,500
Discount	(68,427)
Net Debt	$120,073

The Company received notice of conversion during the period totaling 10,950,288 shares for conversion prices ranging from $0.0014 to $0.018 per share, for the convertible notes. Total value of the conversions was $53,800.

Note 9 – Fair Value of Financial Instruments

Cash and Equivalents, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Cash	$146	$-	$-	$146
Inventory	-	2,692	-	2,692
Fixed assets	-	138	-	138
Total	$146	$2,830	$-	$2,976

Liabilities
Accounts payable and accrued expenses	$2,013,716	$-	$-	$2,013,716
Current debt	120,073	-	-	120,073
Total	$2,133,789	$-	$-	$2,133,789

Stockholders’ Equity

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

Business consulting services and other stock transactions

In May 2010 the Company entered into a consulting arrangement with one company for business consulting and other services, and issued 500,000 shares of common stock, for a term of 24 months, valued at $125,000, and 300,000 warrants valued at $38,379. The Company recorded the stock issuance as deferred compensation, of which $61,402 has fully amortized for the period ended July 31, 2012.

Shares issued on cashless warrants totaled 1,543 during the period ended July 31, 2011.

During the fiscal year the Company issued 178,973 shares as compensation valued at $160,321 and the entire amount expensed to stock based services for the period ending July 31, 2011.

During August 2010 the Company issued a retroactive anti-dilutive rachet increase per the above securities for 14,957 shares valued at $179,489.

During September and November the Company cancelled 5,246 shares attributable to private placement offering of which the funds were never received in the amount of $30,000, of which $20,000 was from a prior period.

During the fiscal year, the Company issued 1,058,576 restricted shares as director and officer compensation valued at $505,074 and the entire amount expensed to stock based employee expense for the period ending July 31, 2011.

During the fiscal year, the Company issued 112,636 restricted shares valued at $251,509 of deferred compensation for the period ending July 31, 2011.

During the fiscal year, the Company amortized an expense for deferred compensation expense valued at $919,384 to stock based consulting services, for the period ending July 31, 2011.

From August 2010 through November 2010 Solar Energy Initiatives, Inc. (the “Company”) completed a private equity offering (the “Offering”) of units (the “Units”) pursuant to securities purchase agreements (the “Purchase Agreements”) by and between the Company and various accredited investors. Pursuant to the Offering, the Company sold an aggregate of 34,820 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to acquire 3,482,027 shares of common stock with an exercise price of $0.13-$0.16 per share for aggregate net proceeds of $325,000.

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

During the fiscal year ended July 31, 2011, the Company added discounts on notes of $151,064 due to beneficial conversion features to those notes for the period ending July 31, 2011.

During the fiscal year ended July 31, 2011, the Company had acquisition and ownership changes in subsidiary of $475,070, mainly due to the spin off of Solar Park, for the period ending July 31, 2011. These changes included options granted for assets totaling $40,204, stock issued for deferred compensation totaling $641,040 and stock issued for compensation totaling $430,216 including $192,789 in amortized deferred compensation expense.

During the fiscal year ended July 31, 2011, the Company issued 400,000 restricted shares for settlement of amounts payable in the amount of $140,000.

The Company received notice of conversion during the period totaling 1,238,263 shares for conversion prices ranging from $0.0013 to $0.069 per share, for conversion of $543,000 in principal and $86,427 in accrued interest related to the convertible notes. Total beneficial conversion value accounted for in interest expense was $233,948 during the year ended July 31, 2011.

During the fiscal year ended July 31, 2011, the Company issued 2,259,823 restricted shares as settlement of all anti-dilutive ratchet provisions valued at $1,412,774 and the entire amount expensed to other expense for the period ending July 31, 2011.

During the fiscal year the Company issued 7,601,250 shares as compensation valued at $210,587, of which 141,400 was for deferred compensation, where by$69,187 was expensed to stock based services for the period ending July 31, 2012.

During the fiscal year, the Company issued 2,700,000 restricted shares as director and officer compensation valued at $56,000 and the entire amount expensed to stock based employee expense for the period ending July 31, 2012.

During the fiscal year, the Company cancelled 400,000 restricted shares for settlement of amounts payable in the amount of $140,000 and deferred compensation for the period ending July 31, 2012.

During the fiscal year, the Company added discounts on notes of $157,993 due to beneficial conversion features to those notes for the period ending July 31, 2012.

The Company received notice of conversion during the period totaling 10,950,228 shares for conversion prices ranging from $0.0013 to $0.069 per share, for conversion of $52,500 in principal and $1,300 in accrued interest related to the convertible notes. Total beneficial conversion value accounted for in interest expense was $133,007 during the period ended July 31, 2012.

During the fiscal year, the Company amortized an expense for deferred compensation expense valued at $188,783 to stock based consulting services, for the period ending July 31, 2012.

Private Placement Warrants

As of July, 2012, unexpired warrants to purchase 10,000, 43,180, 6,000 and 29,974 respectively, of our common stock were granted in connection with the private placements as discussed above and as follows:

Number of Shares of Common Stock	Exercise Price	Expiration Date

10,000	$100.00	November-12
43,180	$16.00	March-2013
6,000	$16.00	June-2013
29,974	$16.00	Nov-2015

Following is a summary of the warrants outstanding as of July 31, 2012 and 2011 and the related activity:

	2012	2012 Weighted Average Exercise Price	2011	2011 Weighted Average Exercise Price

Outstanding at beginning of year	194,114	$88.00	165,683	$101.00
Warrants issued	-	-	29,974	13.00
Warrants exercised	-	-	(1,543)	-
Warrants forfeited	-	-	-	-
Warrants expired	(104,960)	51.36	-	-

Outstanding at end of year	89,154	$36.63	194,114	$88.00

Exercisable at end of year	89,154	$36.63	194,114	$88.00

Stock Options - The Company has estimated the fair value of its option awards granted after January 1, 2008 using a modified Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has no unexpired options as of July 31, 2012.

Black-Scholes-Based Option Valuation Assumptions	2012	2011

Fair value of options granted during the period	$-	$5,897
Expected term (in years)	-	3
Expected volatility	-%	113.3%
Weighted average volatility	-%	113.3%
Expected dividend yield	-	-
Risk-free rate	-%	1.5%

Stock Option Plans - The Company adopted the following plans the fiscal years ending July 31, 2009 and July 31, 2010. The Company has no unexpired options as of July 31, 2012.

The purpose of these plans is to encourage selected officers and key employees to accept or continue employment with the Company, increase the interest of selected officers, directors, key employees and consultants in the Company’s welfare through the participation in the growth in value of the common stock of the Company. As of August 8, 2008, 3,500,000 shares have been authorized for option grants During March 2009, the Company authorized an additional 2,000,000. During 2009 and 2008, the Company granted 8,900,000 and 0 options, respectively. As of July 31, 2009, outstanding options total 7,800,000. In September 2009, the Company authorized an additional 5,000,000 options. As of July 31, 2011 the outstanding total was 3,743,334.

A summary of the status of these plans as of July 31, 2010 and changes during the period is presented in the following table:

	Shares Authorized for Grant	Options Outstanding	Weighted Average Exercise Price

Authorized, August 8, 2008	35,000	-
Authorized, March 19, 2009	(20,000)
Granted	(103,000)	103,000	$37.00
Forfeited	-	-	-
Cancelled	13,000	(13,000)	$63.00
Exercised	-	(12,000)	$50.00
Balance, July 31, 2009	(35,000)	78,000	$35.00

Authorized, September, 2009	50,000
Granted	(25,220)	25,220	$37.00
Forfeited
Cancelled	65,787	(65,787)	$37.00
Exercised	-	-	-
Balance, July 31, 2010	55,567	37,433	$33.00
Granted	-	-	-
Exercised	-	-	-
Balance, July 31, 2011	55,567	37,433	$33.00
Cancelled/Expired	(55,567)	(37,433)	$33.00
Balance, July 31, 2012	-	-	-

The following table summarizes information about the stock options outstanding as of July 31, 2011:

Range of Exercise Prices	Number Outstanding as of 7/31/2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 7/31/2012	Weighted Average Exercise Price

-	-	-	-	-	-

Total stock compensation expense recognized by the Company during the years ended July 31, 2012 and 2011 under these plans was $207,654 and $1,095,028, respectively.

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

Rent expense was $0, and $136,198 for the year ending July 31, 2012 and July 31, 2011, respectively.

Management services - The Company has consulting agreements with its CEO, President/CFO.

The Company has employment agreements with its CEO, President/CFO, and consulting agreements with former Company officers.  The Company has entered into a four-year employment agreement with David W. Fann as CEO. The terms of the contract include an initial salary of $150,000. The base salary will increase to $220,000 when the company receives a minimum of $1,000,000. This increase took place in July 2008. There is an 18-month severance if terminated early. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term. The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500. As of July 1, 2012 there is a new employment agreement replacing the consulting contract, including an annual $120,000 salary for a 36 month period until June 30, 2015.

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

In August 2009, Mr. Dodak and the Company amended the agreement whereby Mr. Dodak become the “Director of Solar Park Development” and COO of the Company. His compensation increased to $15,416.66 per month. Upon stepping down as COO of the Company, his compensation will revert to the $10,000 per month. Mr. Dodak will receive bonuses for achieving certain milestones in developing Solar Parks and new options in line with the other Company management.  On February 1, 2010, Mr. Dodak was appointed President of the company with a salary of $150,000 per year and then appointed as Interim CFO in March 2010, whereby his annual salary increased to $220,000 per year. The Company has negotiated the termination of this employment agreement for a new consulting agreement as of May 30, 2011, with a 12-month term ending on May 31, 2012. The monthly consulting fee is $5,000 plus additional work at $200/hr and retainer fee of $7,500.

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

Dependence on Limited Number of Suppliers - The Company intends to buy the majority of certain components or systems used to install its products from a limited number of suppliers. The loss of one of these suppliers or a significant reduction in product availability from a principal supplier could have a material adverse effect on the Company’s results of operations.

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

During the period ended April 30, 2010, SPI closed a private placement for the sale of units at $0.15 per unit made up of one share of common stock and one common stock purchase warrant with an exercise price of $0.40. In December 2009, 667,921 units of common stock were issued in this private placement for $100,000. In addition, in March 2010 SPI closed a second private placement whereby it raised $200,000 on identical terms.  During the period as part of an ongoing reverse merger SPI forward split shares of common stock on a [ 1 ]:[ 1.5812 ] and increased all shareholders on a pro-rata basis. SPI also granted 1,550,984 stock options excercisable at $0.40 with a five year vesting schedule. Value of these options:using a Black-Scholes valuation, with an exercise price of $0.40, a volatility based on public industry companies of 80% and with an average of a2.5 year life, was $297,450.

On July 13, 2010 (the “Closing Date”), the Critical Digital Data, Inc. (CDD) acquired Solar Park Initiatives, Inc., a privately owned Nevada corporation (“Solar Park”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Agreement”) with Solar Park and Solar Park Acquisition Corp., a Nevada corporation (“Acquisition Subsidiary”) (the “Merger”). Solar Park was organized under the laws of the State of Nevada on September 25, 2009. Acquisition Subsidiary was a wholly-owned subsidiary of Solar Park and on the Closing Date, merged with and into Solar Park and CDD acquired the business of Solar Park pursuant to the Merger and will continue the existing business operations of Solar Park, as a publicly- traded Nevada corporation under the name “Solar Park Initiatives, Inc.”

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

As of July 31, 2012, the Company retains ownership in 11.5% and no longer a controlling interest in SPI.

Note 12 – Related Party Transactions

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

As of July 31, 2012 and July 31, 2011, the Company has obligations to related parties for services totaling $892,000 and $100,000, respectively.

Note 13 – Income Taxes

The Company accounts for income taxes using the liability method, under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

As of July 31, 2012, the Company had net operating loss carry forward of approximately $17,185,106, which expire in varying amounts between 2022 and 2027. Realization of this potential future tax benefit is dependent on generating sufficient taxable income prior to expiration of the loss carry forward.

At July 31, 2012 and 2011, the Company had a federal operating loss carry forward of $17,185,106 and $15,751,165, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at July 31:

	2012	2011

Deferred tax assets:
Net operating loss carry forward	$17,185,106	$15,751,165
Stock based compensation	207,654	96,750

Total deferred tax assets	17,392,760	15,847,915
Less: Valuation Allowance	(17,392,760)	(15,847,915)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets as of July 31, 2012 and 2011 was $17,392,760 and $15,847,915, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of July 31, 2012 and 2011.

Reconciliation between the statutory rate and the effective tax rate is as follows at July 31:

	2012	2011

Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(5.0)%	(5.0)%
Permanent difference and other	39.0%	39.0%

Effective tax rate	0%	0%

Note 14 – Subsequent Events

Form S-8 filed by the Company with the Securities and Exchange Commission on or about August 21, 2012 (the “Registration Statement”) covering the registration under the Securities Act of 1933, as amended, an aggregate of up to 9,100,000 shares of common stock, $0.001 par value (the “Shares”) to be issued pursuant to the 2012 Stock Incentive Plan of the Company (the “Plan”).

On October 5, 2012, the Company issued a 12% promissory \note in the aggregate principal amount of $22,500 to a single accredited investor. The note has a maturity date of July 10, 2013. This note is convertible into shares of our common stock at a conversion price of fifty percent (55%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Management has evaluated events and transactions that have occurred as of the date the financial statements first became available to the public, and has determined that there are no significant subsequent events that have taken place since that date.

