Form 10-K/A
period 2012-07-31
Solar Energy Initiatives, Inc.
filed 2012-11-19
CIK 1421665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Solar Energy Initiatives, Inc.

Date: November 19, 2012	By:	/s/ David W. Fann

David W. Fann
Chief Executive Officer, Chief Financial Officer and Director
(Principal Accounting, Financial and Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David W. Fann	Chief Executive Officer (Principal Executive Officer), Director	November 19, 2012
David W. Fann

/s/ Pierre Besuchet	Director	November 19, 2012
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
November 19, 2012
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

