Form 10-Q
period 2012-10-31
Solar Energy Initiatives, Inc.
filed 2012-12-17
CIK 1421665

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________

COMMISSION FILE NUMBER 000-54837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:as of November 21, 2012 the Company had 75,084,558 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended October 31, 2012

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

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$140	$146
Inventory	2,692	2,692

Total current assets	2,832	2,838

Fixed assets, net	-	138
Total assets	$2,832	$2,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$984,421	$985,421
Due to related parties	892,000	892,000
Accrued expenses	200.953	136,295
Convertible debentures, net	142,004	120,073

Total current liabilities	2,219,378	2,133,789

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par; 10,000,000 authorized 0 and 0 issued and outstanding,	-	-
Common stock, $0.001 par; 750,000 authorized 68,319,902 and 26,500,337 issued and outstanding October 31, 2012 and July 31, 2012, respectively	68,320	26,500
Paid-in capital	15,101,602	15,087,859
Deferred compensation	(6,874)	(60,066)
Accumulated deficit	(17,379,594)	(17,185,106)

Total stockholders’ (deficit)	(2,216,546)	(2,130,813)
Total liabilities and stockholders’ (deficit)	$2,832	$2,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2012	October 31, 2011

Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	147,642	91,106
Total operating expenses	147,642	91,106

Loss from operations	(147,642)	(91,106)

Other income (expense)	-	-
Interest expense	(46,846)	(17,996)
Total other income (expense)	(46,846)	(17,996)

Loss before provision for income taxes	(194,488)	(109,102)
Provision for income taxes	-	-
Net loss	$(194,488)	$(109,102)

Net loss per share – basic and diluted	$(0.014)	$(0.35)

Weighted average shares outstanding – basic and diluted	13,793,110	309,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Comp	Deficit	Deficit
Balances July 31, 2012 (audited)	26,500,337	$26,500	$15,087,859	$(60,066)	$(17,185,106)	$(2,130,814)

Shares issued for payment of services	2,100,000	2,100	1,950	(1,800)		2,250

Shares issued for director & officer compensation	3,000,000	3,000	1,500			4,500

Cancellation of shares previously issued for compensation	(1,405,838)	(1,405)	(5,721)			(7,126)

Discount on convertible debentures due to beneficial conversion feature			28,024			28,024

Shares issued for convertible debt	38,125,403	38,125	(12,010)			26,115

Amortization of deferred compensation expense				54,992		54,992

Net loss					(194,488)	(194,488)

Balances October 31, 2012 (unaudited)	68,319,902	$68,320	$15,101,602	$(6,874)	$(17,379,594)	$(2,216,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	October 31, 2012	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,488)	$(109,101)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	138	1,965
Amortized discount on note payable	46,071	11,162

Stock based compensation	54,615	35,220

Changes in operating assets and liabilities:

Prepaid expenses and other current assets	-	1,892
Accounts payable	(1,000)	(3,610)

Accrued expenses	64,660	31,335

Net cash used by operating activities	(30,006)	(31,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	30,000	27,500

Net cash provided by financing activities	30,000	27,500

Net increase (decrease) in cash and cash equivalents	(6)	(3,639)

Restricted cash	-	-

Cash and cash equivalents at beginning of year	146	8,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140	$5,064

	For the Three Months Ended	For the Three Months Ended
	October 31, 2012	October 31, 2011
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$1,800	$-
Discounts from warrants and beneficial conversion feature	$28,024	$29,160
Stock issued for accounts payable and accrued expenses	$2,250	$-
Stock issued for conversion of notes payable and convertible debt	$26,115	$-
Cancellation of shares previously issued for compensation	$7,126	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2012

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable balances at October 31, 2012.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of October 31, 2012 and July 31, 2012 inventory was $2,692 and $2,692, respectively.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. During the period ended October 31, 2012, the Company reduced the value of fixed assets by full depreciation to $0.

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

Note 4 – Recent Accounting Pronouncements

Management has assessed all new pronouncements released during the company’s fiscal year ended July 31, 2012, and has determined them to not be applicable to the Company’s disclosure of its financial condition, results of operations, or cash flows.

Note 5 – Fixed Assets

Fixed assets consisted of the following as of :

Category	Useful Lives	October 31 2012	July 31 2011

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		39,414	39,276
Net fixed assets		$0	$138

During the quarters ended October 31, 2012, and October 31, 2011 depreciation, totaling $138 and $1,965, respectively, was charged to selling, general and administrative expenses.

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of:

	October 31 2012	July 31 2012
Interest for notes and convertible debentures	$5,194	$5,919
Salaries and taxes payable	42,387	10,526
Professional and other fees	153,372	119,850
	$200,953	$136,295

Note 7 – Convertible Debentures

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

On October 17, 2011, the Company entered into two Amendments to the Notes with Asher, pursuant to which the discount of the conversion price was increased to 65% of the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The beneficial conversion feature value accounted for in the amended discount to notes was $87,637..

On October 24, March 12, May 9, and June 9, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into four Securities Purchase Agreements with Asher Enterprises, Inc. (“Asher”), for the sale of four 8% convertible notes each in the principal amount of $27,500, $18,000, $32,500 and $27,500, respectively (the “Notes”). The Notes bear interest at the rate of 8% per annum. The Notes were convertible into common stock, at Asher’s option, at a 50% discount to the average of the three lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $103,160, and amortized $26,000 for the three months ending October 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,000 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,900, and amortized $2,475 for the three months ending October 31, 2012.

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Hanover Holdings, LLC. (“Hanover”), for the sale of debt with a 12% convertible note in the principal amount of $5,500 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $4,950, and amortized $1,856 for the three months ending October 31, 2012.

On August 9, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,500 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,274, and amortized $9,274 for the three months ending October 31, 2012.

Total Loans as of October 31, 2012:

Convertible Debt	$142,385
Notes	54,000
Total	196,385
Discount	(54,381)
Net Debt	$142,004

During the three month ended October 31, 2012, an additional $26,115 of converted debt was transferred, with an amount of $46,071 representing a discount on the debt the total discount was amortized for the three months ending October 31, 2012.

Note 8 – Stockholders’ Deficit

Common Stock - On March 28, 2011, the authorized number of shares of the Company was increased from 100,000,000 to 750,000,000, $0.001 par value per share.

During the period August 1, 2012 and October 31, 2012 the following transactions occurred:

Discount on notes due to beneficial conversions features were valued at $28,024.

Amortization of deferred compensation expense was $54,992.

During the period, the Company issued 2,100,000 for payment for services to consultants valued at $4,050 and amortized deferred compensation valued at $1,800.

During the period, the Company cancelled 1,405,838 shares issued for compensation valued at $7,127.

During the period, the Company issued 3,000,000 shares for officer and director compensation, valued at $4,500.

During the period, the Company converted debt of $26,115 into 38,125,403 shares of common stock.

During the period, the Board approved an increase in S-8 shares of 9,100,000, to pay for consulting and professional fees.

Note 9 – Commitments and Contingencies

Operating Leases

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

Rent expense was $0, for the year three months ended October 31, 2012 and 2011, respectively.

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

Note 10 - Related Party Transactions

As of October 31, 2012 and July 31, 2012, the Company has obligations to related parties for accruals and related services totaling $892,000 and $892,000, respectively.

Note 11 – Subsequent Events

On December 13, 2012, the Company issued an 8% promissory note in the aggregate principal amount of $17,500 to a single accredited investor. The note has a maturity date of September 13, 2013. This note is convertible into shares of our common stock at a conversion price of fifty percent (55%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

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

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Our company generated $0 in revenues from operations for the quarter ended October 31, 2012. While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business. We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

The following table sets forth our statements of operations data for the three and nine months ended October 31, 2012, and October 31, 2011.

Summary Statements of Operations

	For the Three Months Ended	For the Three Months Ended
	October 31, 2012	October 31, 2011

Revenues, net	$-	$-
Gross profit	-	-
Selling, general and administrative expenses	147,642	91,106
Total operating expenses	147,642	91,106
Other income(expense)	(46,846)	(17,996)
Loss from operations	(194,488)	(109,102)
Net loss	$(194,488)	$(109,102)

THREE MONTHS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011

Results of Operations

For the three months ended October 31, 2012, we generated $0 in revenues from operations and we incurred a loss of $194,488 to Solar Energy Initiatives, Inc, of which $61,742 was non-cash stock compensation. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as continue operations. We have financed our operations since inception primarily through private sales of equity and debt securities. As of October 31, 2012, we had $140 in cash, and negative working capital of $(2,246,546).

Revenues

For the three months ended October 31, 2012, we had revenues of $0 compared to $0 for the three months ended October 31, 2011.

Cost of sales and gross profit

For the three months ended October 31, 2012 our Cost of Goods Sold were $0 compared to $0 for the three months ended October 31, 2011.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the three months ended October 31, 2012 were $147,642 compared with $91,106 for the same period ending October 31, 2011. Major changes in S, G & A expenses were;

●	Salaries and wages increased to $30,000 in 2012 compared to $0 in 2011 primarily related to officers employment agreement.

●	Cash and stock based consulting and director’s costs increased to $61,742 in 2012 from $58,565 in 2011 resulting primarily of outside consulting firms compensated in stock.

Other income (expense)

For the three months ended October 31, 2012 interest expense was $46,846, due to interest related to convertible debentures, compared with $17,996 for the same period ending October 31, 2011.

Net Loss

Our net loss to Solar Energy Initiatives, Inc. was $194,488 for the three months ended October 31, 2012 compared with $109,102 for the period ending October 31, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Liquidity and Capital Resources

As of October 31, 2012, we had cash of $140 and working capital deficit of $(2,216,546), compared with $146 in non-restricted cash and working capital, of ($2,130,951) as of July 31, 2012, as restated. During the quarter ended October 31, 2012, we funded our operations from convertible debt on a limited basis. For the same period in 2011, we funded our operations from convertible debt.

For the three months ended October 31, 2012, we used $30,006 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $30,000 of net cash during the year, which resulted primarily from conversions of notes payable and notes payable proceeds. For the three months ended October31, 2011, we used $31,139 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $27,500 of net cash during the year, which resulted primarily from convertible debt and notes payable proceeds.

As we continue to review our financial restructuring of the Company, we will need to execute on our business plans which include positive cash flow operations, and/or acquire additional financing to supplement cash flows. Unless we can attain sufficient levels of revenues, and restructure our current debt, we will need to raise additional funds during the next twelve month period. For the fiscal year ended July 31, 2012 we have been able to obtain approximately $0 of capital through equity financing and $116,500 of debt financing. We may require approximately $1,250,000 of additional capital funding, to allow us to continue the execution of our business plan through July 31, 2013. If we are not successful in raising the required capital, or begin one or more of the projects in our business pipeline, or restructure our debt, we will need to reduce the breadth of our business.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of October 31, 2012 we had approximately $140 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months. To sustain operations and continue development, we expect that will need to raise additional capital. As of October 31, 2012, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company. The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the three months ended October 31, 2012, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations. As we continue to grow it will be necessary to purchase additional equipment.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Amy Gustafson Schwab et. al

On or about January 17, 2012, Amy Gustafson Schwab, Greg Gustafson, Charlotte Gustafson and Ryan Gustafson filed a complaint in the United States District Court for the District of Minnesota (Civil File No. 12-127 DSD/AJB) against Solar Energy Initiatives, David, W. Fann, Michael J. Dodak, Jack Zwick, Paul Cox and David Surette. As of August 31, 2012 Mr. Zwick, Mr. Cox and Mr. Surette were dismissed from the case. The complaint was brought by purchasers of the Company’s common stock and the plaintiffs thereunder allege that they suffered damages due to defendants’ sale of unregistered securities, false statements made in connection with the sale of the securities, fraudulent manipulation of the market and their refusal to allow transfer of the securities. The complaint contains causes of action against all defendants for breach of fiduciary duty, conversion, breach of implied covenants, negligent misrepresentation, violation of Section 10(b) of the Securities Act of 1934 and aiding and abetting, causes of actions against the Company only for failure to register transfers and causes of action against the Company and Mr. Fann only for fraudulent misrepresentation and violation of state securities law. Plaintiffs seek damages for the loss in value and conversion of their shares and attorneys’ fees and costs. The Company has denied the allegations and is defending the matter. Due to the incipient nature of this action, we are unable to provide an opinion as to the likelihood of its outcome.

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of October 31, 2012.

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

We generated no revenue for our fiscal year ended July 31, 2012.  We have incurred significant losses from development and operations. As shown in our financial statements, as of the periods ended October 31, 2012 and July 31, 2012, we have incurred a cumulative net loss of $17,379,594 and $17,185,106, respectively, from operations.  We will continue to incur operating losses in the future, primarily due to the cost of our operations. Negative cash flow from operations may also continue into future. Our ability to achieve profitability depends upon our ability to; continue to restructure our debt and increase our cash flow for our business, significantly expand the solar component and system sell-through to our dealer network, convert opportunities to sell large municipal and commercial projects, and successfully complete development of one or more solar project(s).  If we are unable to generate positive cash flows or reduce our debt, we will be required to cease operations.

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

As of November 21, 2012, 146,910,340 shares of our common stock were reserved for issuance of outstanding convertible promissory notes. The conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders. Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the quarter ended October 31, 2012, we issued an aggregate of 38,125,403 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $26,115. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

2. December,13, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $17,500 to a single accredited investor. The note has a maturity date of September 13, 2013. Beginning June 9, 2013, this note is convertible into shares of our common stock at a conversion price of fifty five percent (55%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.(1)
3.2	By-Laws. (1)
3.3	Certificate of Amendment dated August 2, 2006(1)
3.4	Certificate of Amendment dated February 2, 2007(1)
3.5	Certificate of Amendment to the Certificate of Incorporation (6)
3.6	Certificate of Amendment to the Certificate of Incorporation (8)
3.7	Certificate of Amendment to Certificate of Incorporation (12)
3.8	Certificate of Correction to Certificate of Amendment (12)
4.1	0784655 B.C. LTD Promissory Note with the Company.(2)
4.2	Amended Convertible Debenture Purchase and Sale Agreement between 0784655 B.C. LTD, Envortus and the Company. (2)
4.3	Agreement for distribution of solar panels between an Asian Solar Photovoltaic Manufacturer and the Company*(9)
4.4	2009 Incentive Stock Plan (10)
4.5	Form of Warrant issued to the April and May 2009 Investors (11)
4.6	Form of Subscription Agreement entered into by the April and May 2009 Investors (11)
4.7	2012 Employee and Consultant Stock Compensation Plan (13)
4.8	2012 Stock Incentive Plan (14)
10.1	Employment Agreement by and between Brad Holt and the Company(4)
10.2	Employment Agreement by and between Michael Dodak and the Company(4)
10.3	Website Purchase Agreement by and among NP Capital Corp, SEI Acquisition, Inc., Solar Energy, Inc., David H. Smith Revocable Trust dated June 16, 1993 and David Smith (7)
10.4	Asset Purchase Agreement dated as of November 1, 2011 between Solar Energy Initiatives, Inc. and Solar Fly Marketing, Inc., as amended (15)
10.5	Employment Agreement with David Fann and the Company dated June 29, 2012 (16).
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

(16) Filed as an exhibit to our Annual Report on Form 10-K for the year ended July 31, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.

Dated: December 17, 2012	By:	/s/ David Fann
David Fann
Chief Executive Officer
(Principal Executive Officer)

Dated: December 17, 2012
	By:	/s/ Pierre Besuchet
Pierre Besuchet
Director

