Form 10-Q
period 2013-01-31
Solar Energy Initiatives, Inc.
filed 2013-03-26
CIK 1421665

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

1800 NW Corporate Boulevard, Suite 201

Boca Raton, FL 33431

(Address of principal executive offices including zip code)

(321) 452-9091

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

  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2013, the Company had 171,786,988  shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended January 31, 2013

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Form 10-Q, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed below and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-Q by reference. The following discussion should be read in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q incorporated into this Quarterly Report on Form 10-Q by reference, and the  financial statements and notes thereto included in our annual and quarterly reports. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” in our annual report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

In this Quarterly Report on Form 10-Q, references to “we,” “our,” “us,” “Solar Energy Initiatives, Inc.”., “SNRY”, “The Company” or the “Company” refer to Solar Energy Initiatives, Inc., a Delaware corporation.

The following information should be read in conjunction with the condensed Financial Statements and the accompanying Notes to condensed Financial Statements included in this Report on Form 10-Q. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

1

PART I – FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

SOLAR ENERGY INITIATIVES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$146
Inventory	-	2,692

Total current assets	-	2,838

Fixed assets, net	-	138
Total assets	$-0	$2,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$1,077,457	$985,421
Contingent reserve	892,000	892,000
Accrued expenses,	126,876	136,295
Convertible debentures, net of debt discount of $13,542 and $68,427, respectively)	175,963	120,073

Total current liabilities	2,272,296	2,133,789

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par; 10,000,000 authorized no shares issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized 106,691,751 and 26,500,337 issued and outstanding at January 31, 2013 and July 31, 2012, respectively	106,692	26,500
Paid-in capital	15,071,310	15,087,859
Deferred compensation	(6,874)	(60,066)
Accumulated deficit	(17,443,424)	(17,185,106)

Total stockholders’ (deficit)	(2,272,296)	(2,130,813)
Total liabilities and stockholders’ (deficit)	$-	$2,976

The accompanying notes are an integral part of these condensed financial statements.

2

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	January 31,
	2013	2012

Revenues, net $- $-

Operating expenses
Selling, general and administrative	21,645	144,405
Total operating expenses	21,645	144,405

Loss from operations	(21,645)	(144,405)

Other income (expense)	-	-
Interest expense	(42,185)	(53,017)
Total other income (expense)	(42,185)	(53,017)

Loss before provision for income taxes	(63,830)	(197,422)
Provision for income taxes	-	-
Net loss	$ (63,830)	$ (197,422)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	6,350,717	6,350,717

The accompanying notes are an integral part of these condensed financial statements.

Solar Energy Initiatives, Inc.

CONDENSED  STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2013	January 31, 2012

Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	169,287	239,511
Total operating expenses	169,287	239,511

Loss from operations	(169,287)	(239,511)

Other income (expense)	-	4,000
Interest expense	(3,997)	(2,945)
Amortization of debt discount	(85,034)	(68,067)
Total other income (expense)	(89,031)	(67,012)

Loss before provision for income taxes	(258,318)	(306,523)
Provision for income taxes	-	-
Net loss	$(258,318)	$(306,523)

Net loss per share – basic and diluted	$(0.004)	$(0.05)

Weighted average shares outstanding – basic and diluted	60,581,736	6,253,027

The accompanying notes are an integral part of these condensed  financial statements.

4

Solar Energy Initiatives, Inc.

CONDENSED  STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,318)	$(306,523)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,830	13,930
Amortized discount on note payable	26,861	61,808

Stock based compensation	6,296	100,504

Changes in operating assets and liabilities:

Prepaid expenses and other current assets	-	3,781
Accounts payable	123,704	5,482

Accrued expenses	(9,419)	84,817

Net cash used by operating activities	(51,646)	(36,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	51,500	27,500

Net cash provided by financing activities	51,500	27,500

Net increase (decrease) in cash and cash equivalents	(146)	(8,701)

Restricted cash	-	-

Cash and cash equivalents at beginning of period	146	8,703

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$146
SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$1,800	$-
Discounts from warrants and beneficial conversion feature	$13,542	$70,093
Stock issued for accounts payable and accrued expenses	$8,550	$32,000
Stock issued for conversion of notes payable and convertible debt	$64,975	$-
Cancellation of shares previously issued for compensation	$7,126	$140,000

The accompanying notes are an integral part of these condensed financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed  Financial Statements

January 31, 2013

(UNAUDITED)

Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware corporation. On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name www.solarenergy-us.com , and the relationship management of an independent solar equipment dealer network. In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc. During the quarter ended January 31, 2013, the Company closed all of its subsidiaries, which all were dormant, and has undertaken a review of its on-going operating activities in the solar energy markets.

The Company has also pursued plans to acquire the assets of an entertainment consulting firm. The company has not yet signed a definitive agreement and the close of the acquisition would be contingent upon the Company raising funds sufficient to pay the purchase price and to support the operations of the company. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

In this Report, Solar Energy Initiatives, Inc. may be individually hereafter referred to as the “Company”, “Solar Energy”, “we”, or “us”.  Solar Energy, Inc., Solar Energy, Inc and Solar Power, Inc. are no longer included in this report as they are now inactive.

Business Description

Solar Energy Initiatives, Inc. (OTCBB: SNRY), is a diversified provider of solar solutions focused on large-scale projects.

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

In March 2010, Solar Energy Initiatives, Inc. formed Solar Power, Inc.

On January 19, 2011 the Company completed a distribution of 21,326,912 shares it held with Solar Park Initiatives, Inc. (SPI) to the Company’s shareholders, reducing its current ownership in SPI to approximately 22%.

The Company sold its business assets for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of $165,450 over six years annual payments and payment of debts of the Company for a total value of $200,000.

The Company continues to experience cash flow difficulties that were exacerbated by the economy, the long development cycle of project development and lack of private capital investment. As a result, the Company has reduced portions of its operations and closed all of its subsidiaries, although it continues to pursue its business model.

 Solar Energy Initiatives, Inc.

Notes to Condensed  Financial Statements

January 31, 2013

(UNAUDITED)

Note 1 – Nature of Operations (continued)

The Company has also pursued plans to acquire the assets of an entertainment consulting and marketing firm. The Company has signed a definitive agreement and the close of the acquisition is contingent upon the Company raising funds sufficient to pay the purchase price and support its continuing operations. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debts and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

We are primarily focusing our sales efforts in regions where electricity prices and government incentives are attractive and have accelerated solar power adoption. The business segments we have identified to pursue can require a significant level of expertise and capital. Currently the Company has been focusing on this working business model to identify ways to improve profit margins, to identify viable projects of significant size, and to determine the impact of lower incentives available in the solar markets as well as a current over-supply of solar panels. If it is determined that the solar markets remain a viable business model, we will identify the necessary expertise to focus on these strategies; however if we are unable to continue to acquire or develop such expertise or capital or to acquire additional operating businesses in the solar filed, we may not be able to fully develop our planned business and ultimately may be required to cease operations in the solar markets. In the meantime, we intend to identify other market segments where we can enter at relatively low cost and which offer more rapid routes to profitable operations.  Our current discussions focusing on an acquisition in the entertainment markets is the initial step in the new direction.

Business Focus

Our business has been to market and sell solar power projects, and services. Specifically, we have been engaged in the following:

1) Supporting and expanding a dealer network that sells solar components and systems to residential and commercial customers, and

2) Developing commercial projects, as the owner and operator, and selling power to the municipality, building owner or tenant

We have offered solar power products including solar panels, inverters and balance of system which convert sunlight into utility quality electricity, and solar thermal systems which utilizes the sun’s radiation to heat water for homes and commercial applications. Installation and maintenance of these solar power products was performed by either the dealer network or third party vendors identified by us. Our initial solar installation sales efforts were focused on supporting our dealer network’s sales to residential, commercial customers and the sale of solar systems to owner/operators where the energy generated will be sold to municipal customers.

We have purchased products for our solar sales activities from manufacturers and vendors around the world. We bought products at wholesale prices based on market rates, and have relationships within the distribution and supply trade.

As we evaluate the continuation of the current solar business, we are also exploring new potential markets and development opportunities, through expansion and acquisitions.

Note 2 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 2 – Going Concern  (continued)

America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations since our inception, and at the present time will need additional capital to maintain operations and execute our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets, the competitive environment in which we operate and the current credit shortage facing world-wide markets.

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

We anticipate our operations will be sufficient to provide adequate operating revenue to maintain the business. Adding at least $1,250,000 in funds will allow us to quickly move forward with projects in hand which, if successful, should provide cash flow allowing for advantageous inventory purchases and the securing of additional projects, potentially increasing our growth and profitability. With more capital, we would also be able to add additional staff and start development of other projects. Currently we have approximately $0 in cash on hand. The current level of cash is not enough to cover the fixed and variable obligations of the Company, so increased sales performance and the addition of more capital are critical to our success as is the acquisition of or expansion into new markets and new lines of business.

Assuming we are successful in our sales/development and acquisition efforts, we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. There is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and principles of consolidation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The  financial statements include the accounts of the Company and its wholly owned subsidiaries through the quarter ended October 31, 2012 and all intercompany transactions were eliminated in final consolidation for those periods. For the quarter ended January 31, 2013, the Company has closed its former subsidiaries, which were no longer active and is no longer consolidating their financial results.  Therefore, the results of operations and financial statements presented are those solely of the Company for the quarter ended January 31, 2013.

Management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments have been made.

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable balances at January 31, 2013.

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

Inventory - Inventories consist of photovoltaic solar panels, solar thermal panels and components, other component materials for specific customer orders and spare parts, and are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies (continued)

demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of January 31, 2013 and July 31, 2012 inventory was $0 and $2,692, respectively, .as all of the inventory was held by bow closed subsidiaries

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. During the period ended January 31, 2013, the Company reduced the value of fixed assets by full depreciation to $0 and has disposed of all of the fixed assets.

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

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies (continued)

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. We must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the  financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our  financial statements.

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

Concentrations of Credit Risk

Cash and cash equivalents - The Company maintains cash balances at a national financial institution. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company is not exposed to any significant credit risk with respect to its cash and cash equivalents.

Note 4 – Recent Accounting Pronouncements

Management has assessed all new pronouncements released during the company’s fiscal year ended July 31, 2012, and has determined them to not be applicable to the Company’s disclosure of its financial condition, results of operations, or cash flows.

Note 5 – Fixed Assets

Fixed assets consisted of the following:

Category	Useful Lives	January 31, 2013	July 31 2012

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		39,414	39,276
Net fixed assets		$0	$138

During the quarters ended January 31, 2013, and October 31, 2012 depreciation, totaling $0 and $138, respectively, was charged to selling, general and administrative expenses.

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of:

	January 31, 2013	July 31 2012
Interest for notes and convertible debentures	$5,194	$5,919
Salaries and taxes payable	42,387	10,526
Professional and other fees	153,372	119,850
	$200,953	$136,295

Note 7 – Convertible Debentures

On July 8, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), for the sale of an 8% convertible note in the principal amount of $32,500 (the “Note”), to mature on January 8, 2012. The Note bore interest at the rate of 8% per annum. The Note was convertible into common stock, at Asher’s option, at a 35% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The beneficial conversion feature value accounted for in the discount to notes was $87,637. During the quarter ended January 31, 2013, the Note was converted into common stock as follows:

             Date:

  Principal          Rate           Shares

        Balance

11/12/2012	$2,300.00	0.0003	6,764,706	$3,950.00
12/17/2012	$1,500.00	0.0002	7,142,857	$2,450.00
12/27/142	$1,350.00	0.0002	7,500,000	$1,100.00
1/8/2013	$1,100.00	0.0002	7,500,000	$0.00

As of January 31, 2013, there was no balance due on the Note.

As of January 31, 2013, the following convertible notes were outstanding, net of beneficial conversion features:

Asher Enterprises, Inc.:

January 31, 2013	July 31, 2012

On October 24, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $27,500. The Note bears interest at the rate of 8% per annum. The Note was convertible into common stock, at Asher’s option, at a 50% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $27,500, and amortized $27,500 for the year ending July 31, 2012.

$ 27,500	$ 27,500

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 7 – Convertible Debentures (continued)

January 31, 2013	July 31, 2012

On March 12, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $18,000. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $18,000, and amortized $8,000 for the year ending July 31, 2012 and $10,000 for the six months ended January 31, 2013.

$ 18,000	$ 12,000

On May 9, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $32,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 50% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $32,500, and amortized $7,222 for the year ending July 31, 2012 and $28,889 through January 31, 2013.

$ 28,889	$ 7,222

On June 29, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $27,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $27,500, and amortized $3,056 for the year ending July 31, 2012 and $27,500 through January 31, 2013.

$ 27,500	$ 3,056

On October 5, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $22,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $22,500, and amortized $0 for the year ending July 31, 2012 and $12,083 through January 31, 2013.

$ 12,083	--

On December 13, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $17,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $17,500, and amortized $0 for the year ending July 31, 2012 and $1,944 through January 31, 2013.

$ 19,444	--

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 7 – Convertible Debentures (continued)

MAGNA GROUP:

January 31, 2013	July 31, 2012

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,000 (the “Notes”). The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,900, and converted $5,000 in principal and beneficial conversion feature during the year ended July 31, 2012, $6,600 for the six months ending January 31, 2013.  Magna has elected to convert the balance of the note through the end of August 2012, and there is no remaining balance due.

$ 0	$ 3,900

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Hanover Holdings, LLC. (“Hanover”), for the sale of debt with a 12% convertible note in the principal amount of $5,500 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $4,950, and amortized $3,300 for the Six months ending January 31, 2013.

$ 4,881	$ 550

On August 9, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreement with Magna Group, LLC. (“Magna”), for the sale of debt with a 12% convertible note in the principal amount of $11,500 (the “Notes”). The Note bear interest at the rate of 12% per annum. The Note is convertible into common stock, at Magna’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $9,274, and amortized $6,183 for the six months ending January 31, 2013.

$ 2,030	$ 2,226

Total Loans as of January 31, 2013, net of beneficial conversion feature:	$ 121,963	$ 66,073
Other loans at January 31, 2013	54,000	54,000
Total convertible debt, net of debt discount	$ 175,963	$120,073

Note 8 – Stockholders’ Deficit

Common Stock -

During the period between August 1, 2012 and January 31, 2013 the following transactions occurred:

Discount on notes due to beneficial conversions features were valued at $28,024.

Amortization of deferred compensation expense was $6,874.

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 8 – Stockholders’ Deficit (continued)

During the period, the Company issued 5,100,000 for payment for services to consultants valued at $8,550 and amortized deferred compensation valued at $6,874.

During the period, the Company cancelled 2,100,008 shares issued for compensation valued at $4,000.

During the period, the Company issued 3,000,000 shares for officer and director compensation, valued at $4,500.

During the period, the Company converted debt of $64,975 into 76,497,252 shares of common stock.

During the period, the Board approved an increase in S-8 shares of 9,100,000, to pay for consulting and professional fees.

Note 9 – Commitments and Contingencies

Operating Leases

None

Management services –

As of July 1, 2012 the Company entered into an employment agreement with David Fann replacing an earlier consulting contract, including an annual $120,000 salary for a 36 month period until June 30, 2015.  In February, 2013, the  Company and Mr. Fann agreed to the termination of the agreement and resolution of all amounts due to Mr. Fann in return for a one-time payment of $10,000, so no additional salary has been accrued for Mr. Fann during the quarter ended January 31, 2013.

We received notice of a claim from a previous employee based on compensation matters in the amount of $892,000 plus interest from 2009. Judgment was entered against the Company for this amount, but an offer for settlement has been made for an amount of $100,000 consistent with discussions with claimant. Currently the Company has reserved for these amounts and will continue to work toward a settlement.

Note 10 - Recapitalization

During the quarter ended January 31, 2013, the Company closed its several subsidiaries and eliminated intercompany accounts, as well as made adjustments to its own accounts to reflect the current operating structure of the Company at January 31, 2013, as reflected in its balance sheets at January 31, 2013.  These adjustmen,s were as follows:

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 10 – Recapitalization (continued)

October 31, 2012 Consolidated			November 1, 2012
Balance Sheet	Amount	Adjustments	Balance Sheet	Explanation
Cash	140	(140)	0	Cash held in subsidiary account
Inventory	2,692	(2,692)	0	Inventory held in subsidiary
Total assets	2,832	(2,832)	0

Accounts payable	984,421	(632,708)	351,713	Subsidiary receivables
Accrued expenses	200,953	(42,386)		Subsidiary accrued expenses
		(5,194)		Reallocatng accrued expense to accrued interest
		(153,372)		Reallocatng accrued expense to accrued professional fess payable
Convertible debentures	196,385	(53,975)	142,410	To correct for intercompany

Note 11 – Subsequent Events

On February 12, 2013, the Company issued an 8% promissory note in the aggregate principal amount of $11,308 to Asher Enterprises. The note has a maturity date of November 14, 2013. This note is convertible after 180 days into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share trading prices during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for payment of the settlement with David Fann and for the costs of the closing. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

On March 4, 2013, the Company issued an 8% promissory note in the aggregate principal amount of $53,000 to Asher Enterprises. The note has a maturity date of December 6, 2013. This note is convertible after 180 days into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share trading prices during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for payment of the settlement with David Fann. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

Effective February 21, 2013, David Fann resigned as an officer, director, employee and consultant to the Company, and was paid a $10,000 settlement payment to discharge all amounts due to him from the Company. At the same time, Michael Gelmon was appointed to succeed him as Chairman and CEO of the Company.  Mr. Gelmon has signed a consulting agreement to provide his services at a monthly fee of $10,000.  In addition, Indian River Financial Services, LLC was retained under a consulting agreement to provide financial, administrative and legal consulting services to the Company at a fee of #$10,000 per month plus a one-time stock grant of 5,000,000 common shares.  The services will include all SEC filing preparation, including EDGAR and XBRL conversion, tagging and filing, and services as contract corporate counsel and contract principal accounting officer for the Company.

Management has evaluated events and transactions that have occurred as of the date the financial statements first became available to the public, and has determined that there are no other significant subsequent events that have taken place since that date.

Item 2. Management Discussion and Analysis of Financial Condition or Plan of Operation

This discussion should be read in conjunction with our  financial statements included in this Report on Form 10-Q and the notes thereto, as well as the other sections of this Report on Form 10-Q, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report. Our actual results may differ materially.

Limited Operating History

There is limited historical financial information about our Company upon which to base an evaluation of our future performance. Our company generated $0 in revenues from operations for the quarter ended January 31, 2013. While we have experienced and anticipate future growth in revenues, we cannot guarantee that we will be successful in our business. We are subject to risks inherent in a developing enterprise, including; limited capital resources, possible delays or disruptions in establishing key vendor relationships and difficult financial markets remaining from the world-wide economic recession. In many cases these factors are out of our control. There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

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

The Company sold its business assets for Solar EOS, dedicated to the education and continuous improvement of solar energy trade professionals, during the 3rd quarter of 2011 for Note of $165,450 over Six years annual payments and payment of debts of the Company for a total value of $200,000.

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

The following table sets forth our statements of operations data for the three months ended January 31, 2013, and 2012.

Summary Statements of Operations

	For the Three Months Ended	For the ThreeMonths Ended
	January 31, 2013	January 31. 2012

Revenues, net	$-	$-
Gross profit	-	-
Selling, general and administrative expenses	147,642	91,106
Total operating expenses	147,642	91,106
Other income(expense)	(46,846)	(17,996)
Loss from operations	(194,488)	(109,102)
Net loss	$(194,488)	$(109,102)

SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

Results of Operations

For the six months ended January 31, 2013, we generated $0 in revenues from operations and we incurred a loss of $194,488 to Solar Energy Initiatives, Inc, of which $61,742 was non-cash stock compensation. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as continue operations. We have financed our operations since inception primarily through private sales of equity and debt securities. As of January 31, 2013, we had $140 in cash, and negative working capital of $(2,246,546).

Revenues

For the six months ended January 31, 2013, we had revenues of $0 compared to $0 for the six months ended January 31, 2012.

Cost of sales and gross profit.

For the six months ended January 31, 2013 our Cost of Goods Sold were $0 compared to $0 for the six months ended January 31, 2012.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the six months ended January 31, 2013 were $147,642 compared with $91,106 for the same period ending January 31, 2012. Major changes in S, G & A expenses were;

●	Salaries and wages increased to $30,000 in 2012 compared to $0 in 2011 primarily related to officers employment agreement.

●	Cash and stock based consulting and director’s costs increased to $61,742 in 2012 from $58,565 in 2011 resulting primarily of outside consulting firms compensated in stock.

Other income (expense)

For the Six months ended January 31, 2013 interest expense was $46,846, due to interest related to convertible debentures, compared with $17,996 for the same period ending October 31, 2011.

Net Loss

Our net loss to Solar Energy Initiatives, Inc. was $194,488 for the Six months ended January 31, 2013 compared with $109,102 for the period ending October 31, 2011. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $140 and working capital deficit of $(2,216,546), compared with $146 in non-restricted cash and working capital, of ($2,130,951) as of July 31, 2012, as restated. During the quarter ended January 31, 2013, we funded our operations from convertible debt on a limited basis. For the same period in 2011, we funded our operations from convertible debt.

For the Six months ended January 31, 2013, we used $30,006 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $30,000 of net cash during the year, which resulted primarily from conversions of notes payable and notes payable proceeds. For the Six months ended October31, 2011, we used $31,139 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $27,500 of net cash during the year, which resulted primarily from convertible debt and notes payable proceeds.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of January 31, 2013 we had approximately $140 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months. To sustain operations and continue development, we expect that will need to raise additional capital. As of January 31, 2013, there were no known demands or commitments, other than the notes to the seller and consulting agreements, that will necessitate liquidation of the Company. The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the Six months ended January 31, 2013, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations. As we continue to grow it will be necessary to purchase additional equipment.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of January 31, 2013.

Item 1A. RISK FACTORS

As a small company, we are not required to provide risk factors in this Report, and instead incorporate by reference the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the quarter ended January 31, 2013, we issued an aggregate of 38,125,403 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $26,115. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

2. December,13, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $17,500 to a single accredited investor. The note has a maturity date of September 13, 2013. Beginning June 9, 2013, this note is convertible into shares of our common stock at a conversion price of fifty five percent (55%) of the average of the Six (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Reserved

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

SOLAR ENERGY INITIATIVES, INC.

Dated: March 25, 2013	By:	/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
(Principal Executive Officer)