Form 10-Q/A
period 2013-01-31
Solar Energy Initiatives, Inc.
filed 2013-03-28
CIK 1421665

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

  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 27, 2013, the Company had 171,786,988  shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended January 31, 2013

TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward looking statements that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Form 10-Q/A, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q/A, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q/A, and in particular, the risks discussed below and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Quarterly Report on Form 10-Q/A by reference. The following discussion should be read in conjunction with our annual report on Form 10-K and our quarterly reports on Form 10-Q/A incorporated into this Quarterly Report on Form 10-Q/A by reference, and the  financial statements and notes thereto included in our annual and quarterly reports. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q/A. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” in our annual report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q/A could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q/A to conform our statements to actual results or changed expectations.

In this Quarterly Report on Form 10-Q/A, references to “we,” “our,” “us,” “Solar Energy Initiatives, Inc.”., “SNRY”, “The Company” or the “Company” refer to Solar Energy Initiatives, Inc., a Delaware corporation.

The following information should be read in conjunction with the condensed Financial Statements and the accompanying Notes to condensed Financial Statements included in this Report on Form 10-Q/A. Our fiscal year ends on July 31 of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the last day of the calendar month end.

This amended report is filed to include the XBRL formatted financial exhibits and to correct minor errors in the original report.  The amendment does not alter the balances reported on the Balance Sheets or the income, loss or expenses reported on the income statements for the quarter ended January 31, 2013.

1

PART I – FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

SOLAR ENERGY INITIATIVES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$146
Inventory	-	2,692

Total current assets	-	2,838

Fixed assets, net	-	138
Total assets	$-0	$2,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$1,077,457	$985,421
Contingent reserve	892,000	892,000
Accrued expenses,	117,076	136,295
Convertible debentures, net of debt discount of $31,067 and $68,427, respectively	185,763	120,073

Total current liabilities	2,272,296	2,133,789

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par; 10,000,000 authorized no shares issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized 106,691,751 and 26,500,337 issued and outstanding at January 31, 2013 and July 31, 2012, respectively	106,692	26,500
Paid-in capital	15,071,310	15,087,859
Deferred compensation	(6,874)	(60,066)
Accumulated deficit	(17,443,424)	(17,185,106)

Total stockholders’ (deficit)	(2,272,296)	(2,130,813)
Total liabilities and stockholders’ (deficit)	$-	$2,976

The accompanying notes are an integral part of these condensed financial statements.

2

Solar Energy Initiatives, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	January 31,
	2013	2012

Revenues, net $- $-

Operating expenses
Selling, general and administrative	21,645	144,405
Total operating expenses	21,645	144,405

Loss from operations	(21,645)	(144,405)

Other income (expense)	-	-
Interest expense	(42,185)	(53,017)
Total other income (expense)	(42,185)	(53,017)

Loss before provision for income taxes	(63,830)	(197,422)
Provision for income taxes	-	-
Net loss	$ (63,830)	$ (197,422)

Net loss attributable to Solar Energy Initiatives, Inc.’ per share – basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding – basic and diluted	6,350,717	6,350,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar Energy Initiatives, Inc.

CONDENSED  STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2013	January 31, 2012

Revenues, net	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general and administrative	169,287	239,511
Total operating expenses	169,287	239,511

Loss from operations	(169,287)	(239,511)

Other income (expense)	-	4,000
Interest expense	(3,997)	(2,945)
Amortization of debt discount	(85,034)	(68,067)
Total other income (expense)	(89,031)	(67,012)

Loss before provision for income taxes	(258,318)	(306,523)
Provision for income taxes	-	-
Net loss	$(258,318)	$(306,523)

Net loss per share – basic and diluted	$(0.00)	$(0.05)

Weighted average shares outstanding – basic and diluted	60,581,736	6,253,027

The accompanying notes are an integral part of these condensed financial statements.

3

Solar Energy Initiatives, Inc.

CONDENSED  STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	January 31, 2013	January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,318)	$(306,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	138	13,930
Amortized discount on note payable	50,568	61,808
Stock based compensation	73,347	100,504
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	3,781
Accounts payable	92,036	5,482
Accrued expenses	(9,419)	84,817
Net cash used by operating activities	(51,646)	(36,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture	51,500	27,500
Net cash provided by financing activities	51,500	27,500
Net increase (decrease) in cash and cash equivalents	(146)	(8,701)
Restricted cash	-	-
Cash and cash equivalents at beginning of period	146	8,703
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2

SUPPLEMENTAL DISCLOSURES
Cash operating activities:
Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for deferred compensation	$1,800	$-
Discounts from warrants and beneficial conversion feature	$13,542	$70,093
Stock issued for accounts payable and accrued expenses	$8,550	$32,000
Stock issued for conversion of notes payable and convertible debt	$64,975	$-
Cancellation of shares previously issued for compensation	$7,126	$140,000

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

             Date:

  Principal          Rate           Shares

        Balance

11/12/2012	$2,300.00	0.0003	6,764,706	$3,950.00
12/17/2012	$1,500.00	0.0002	7,142,857	$2,450.00
12/27/142	$1,350.00	0.0002	7,500,000	$1,100.00
1/8/2013	$1,100.00	0.0002	7,500,000	$0.00

As of January 31, 2013, there was no balance due on the Note.

As of January 31, 2013, the following convertible notes were outstanding, net of beneficial conversion features:

	January 31, 2013	July 31, 2012
ASHER ENTERPRISES, INC:
On October 24, 2011, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $27,500. The Note bears interest at the rate of 8% per annum. The Note was convertible into common stock, at Asher’s option, at a 50% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $27,500, and amortized $27,500 for the year ending July 31, 2012.	27,500	27,500

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

18,000	12,000

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

32,500	7,222

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

27,500	3,056

On October 5, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $22,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $22,500, and amortized $0 for the year ending July 31, 2012 and $14,691 through January 31, 2013.

14,691	-

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

Note 7 – Convertible Debentures (continued)

	January 31, 2013	July 31, 2012

On December 13, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of an 8% convertible note in the principal amount of $17,500. The Notes bear interest at the rate of 8% per annum. The Note is convertible into common stock, at Asher’s option, at a 45% discount to the average of the six lowest closing bid prices of the common stock during the 10 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $17,500, and amortized $0 for the year ending July 31, 2012 and $3,889 through January 31, 2013.

	3,889	-
MAGNA GROUP:

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

	-	3,900

On July 17, 2012, Solar Energy Initiatives, Inc. (the “Company”) entered into a Securities Purchase Agreements with Hanover Holdings, LLC. (“Hanover”), for the sale of debt with a 12% convertible note in the principal amount of $5,500 (the “Notes”). The Note bears interest at the rate of 12% per annum. The Note is convertible into common stock, at Hanover’s option, at a 50% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $4,950, and amortized $4,143 for the six months ending January 31, 2013.

	4,693	550

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

	-	2,226

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

January 31, 2013

(UNAUDITED)

	January 31, 2013	July 31, 2012

On January 10, 2013, Solar Energy Initiatives, Inc. (the “Company”) converted accrued legal fees payable to Indeglia & Carney, (I&C) into an 8% convertible note in the principal amount of $9,800. The note bears interest at the rate of 8% per annum and is convertible into common stock, at I & C’s option, at a 41% discount to the average of the lowest closing bid prices of the common stock during the 5 trading day period prior to conversion. The value of the beneficial conversions feature was recorded as a discount to the convertible debenture of $6,810, and amortized $0 for the six months ending January 31, 2013.

	2,990	-
Total Loans, net of beneficial conversion feature:	131,763	138,696
Other loans	54,000	54,000
Total convertible debt, net of debt discount	185,763	192,696

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

During the period, the Company converted accrued legal fees of $9,800 into a convertible promissory note.

Note 9 – Commitments and Contingencies

Operating Leases

None

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

Note 10 Subsequent Events

Effective February 1, 2013, the Company closed its several subsidiaries and eliminated intercompany accounts, as well as made adjustments to its own accounts to reflect the current operating structure of the Company at February 1, 2013.

On February 12, 2013, the Company issued an 8% promissory note in the aggregate principal amount of $11,308 to Asher Enterprises. The note has a maturity date of November 14, 2013. This note is convertible after 180 days into shares of our common stock at a conversion price of fifty percent (50%) of the average of the three (3) lowest per share trading prices during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for payment of a all accrued amounts due to David Fann and for the costs of the closing. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

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

Effective February 21, 2013, David Fann resigned as an officer, director, employee and consultant to the Company, and was paid  $10,000 to discharge all amounts due to him from the Company. At the same time, Michael Gelmon was appointed to succeed him as Chairman and CEO of the Company.  Mr. Gelmon has signed a consulting agreement to provide his services at a monthly fee of $10,000.  In addition, Indian River Financial Services, LLC was retained under a consulting agreement to provide financial, administrative and legal consulting services to the Company at a fee of $10,000 per month plus a one-time stock grant of 5,000,000 common shares.  The services will include all SEC filing preparation, including EDGAR and XBRL conversion, tagging and filing, and services as contract corporate counsel and contract principal accounting officer for the Company.

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

We have also pursued plans to acquire the assets of an entertainment consulting firm. We have not yet signed a definitive acquisition agreement and the closing of any acquisition is contingent upon the Company raising funds sufficient to pay the purchase price. We intend to restructure our debt and attempt to negotiate settlements with some or all of our debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

Other income (expense)

For the Six months ended January 31, 2013 interest expense was $46,846, due to interest related to convertible debentures, compared with $17,996 for the same period ending January 31, 2012.

Net Loss

Our net loss in Solar Energy Initiatives, Inc. was $194,488 for the six months ended January 31, 2013 compared with $109,102 for the period ending January 31, 2012. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

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

For the six months ended January 31, 2013, we used $30,006 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $30,000 of net cash during the year, which resulted primarily from conversions of notes payable and notes payable proceeds. For the six months ended January 31, 2012, we used $31,139 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $27,500 of net cash during the year, which resulted primarily from convertible debt and notes payable proceeds.

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

2. On December13, 2012, we issued an 8% convertible promissory note in the aggregate principal amount of $17,500 to a single accredited investor. The note has a maturity date of September 13, 2013. Beginning June 9, 2013, this note is convertible into shares of our common stock at a conversion price of fifty five percent (55%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

3.  On January 10, 2013, we issued a convertible promissory note to a single party in payment of accrued legal expenses.  The note has a maturity date of 9 months after issue, and is immediately convertible into shares of our common stock at a conversion price of fifty one percent (51%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for payment of accrued legal expenses. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.
Dated: March 28, 2013	By:	/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
(Principal Executive Officer)