Form 10-Q
period 2013-04-30
Solar Energy Initiatives, Inc.
filed 2013-06-13
CIK 1421665

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

Yes [X] No  [  ]

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files                                                                                                                Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]      Accelerated filer [  ]      Non-accelerated filer [  ]         Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 13, 2013, the Company had 364,241,808 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q for the Quarter Ended April 30, 2013

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	2

Condensed Balance Sheets – As of April 30, 2013 (Unaudited) and July 31, 2012

Condensed Statements of Operations for the three and nine months ended April 30, 2013 and 2012

Condensed  Statements of Cash Flows for the nine months ended April 30, 2013 and 2012

Notes to the Condensed Financial Statements (Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISKS	19

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4.	RESERVED	20

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

	SIGNATURES	21

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

PART I – FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

SOLAR ENERGY INITIATIVES, INC.

CONDENSED BALANCE SHEETS

	April 30, 2013	July 31, 2012
Assets	(unaudited)
Current Assets
Cash	$ 12,423	$ 146
Inventory	-	2,692
Other assets	5,433	-
Total Current Assets	17,856	2,838
Other Assets
Fixed assets, net	-	138
Total Other Assets	-	138
Total Assets	$ 17,856	$ 2,976
Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts payable	1,048,698	985,421
Contingent reserve	892,000	892,000
Derivative liability	154,258	-
Accrued expenses	107,030	136,295
Convertible debentures, net of debt discount of $83,600 and $68,427	201,175	120,073
Total Current Liabilities	2,403,163	2,133,789
Total Liabilities	2,403,163	2,133,789
Stockholder's (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common Stock, $0.001 par value, 750,000,000 shares authorized
364,241,808 and 26,500,337 shares issued and outstanding	364,242	26,500
Additional paid in capital	15,026,315	15,087,859
Deferred compensation	(6,874)	(60,066)
Deficit accumulated during the development stage	(17,768,990)	(17,185,106)
Total Stockholders’(Deficit)	(2,385,307)	(2,130,813)
Total Liabilities and Stockholders' (Deficit)	$ 17,856	$ 2,976

The accompanying notes are an integral part of these condensed financial statements.

SOLAR ENERGY INITIATIVES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Revenues	$ -	$ -	$ -	$ -

Operating expenses
Selling, general and administrative	166,294	109,768	335,581	345,279
Total Expenses	166,294	109,768	335,581	345,279
Net loss before other income (expense)	(166,294)	(109,768)	(335,581)	(345,279)
Other income (expense)	-	-	62,607	-
Interest expense	(67,621)	(24,992)	(156,652)	(27,937)
Gain(loss) on change in fair value of derivatives	150,618	-	150,618
Gain(loss) on settlement of derivatives	(304,876)	-	(304,876)	(68,067)
Net loss before income taxes	(388,173)	(134,760)	(583,884)	(441,283)
Income tax expense	-	-	-	-
Net Loss	$ 388,173	$ (134,760)	$ (583,884)	$ (441,283)
Net loss per share - basic and diluted	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.08)
Weighted average number of shares outstanding during the period - basic and diluted	22,167,965	5,734,099	82,488,964	5,734,099

The accompanying notes are an integral part of these condensed financial statements.

SOLAR ENERGY INITIATIVES, INC.

CONDENSED  STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended April 30
	2013	2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$ (583,884)	$ (441,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	138	15,895
Change in derivative liability	154,258	-
Amortization discount on note payable	142,286	85,012
Amortization of deferred compensation	53,792	-
Stock based compensation	14,950	148,720
Inventory	2,692	-
Prepaid expenses and other current assets	(5,433)	3,781
Accounts payable	63,278	14,484
Accrued expenses	(25,800)	119,190
Net Cash Used in Operating Activities	(183,723)	(54,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	196,000	45,500
Net Cash Provided by Financing Activities	196,000	45,500
Net Increase (decrease) in Cash	12,277	(8,701)
Cash and cash equivalents, beginning of period	146	8,703
Cash and cash equivalents, end of period	$ 12,423	$ 2
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the year/period for:
Income Taxes	$ -	$ -
Interest	$ -	$ 1,690
SUPPLEMENTARY CASH FLOW INFORMATION
Stock issued for deferred compensation	$ 1,800	$ -
Discounts from warrants and beneficial conversion feature	$ 160,890	$ 88,093
Stock issued for accounts payable and accrued expenses	$ 3,465	$ 68,500
Stock issued for conversion of notes payable and convertible debt	$ 99,758	$ 10,500
Cancellation of shares previously issued for compensation	$ 7,126	$ 140,000

The accompanying notes are an integral part of these condensed financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 1 – Nature of Operations

Solar Energy Initiatives, Inc. was formed on June 20, 2006 and is a Delaware corporation. On August 20, 2008, Solar Energy, Inc., a Florida corporation, was formed as a wholly owned subsidiary of Solar Energy Initiatives, Inc. to operate acquired solar assets, which includes the World Wide Web domain name www.solarenergy-us.com , and the relationship management of an independent solar equipment dealer network. In March 2010, Solar Energy Initiatives, Inc. formed SNRY Power, Inc. During the quarter ended January 31, 2013, the Company closed all of its subsidiaries, which all were dormant, and has undertaken a review of its on-going operating activities in the solar energy markets.  The Company has determined to continue its solar energy activities, but has also determined that expansion of its business plan to other areas is warranted due to containing issues in the solar markets

The Company has also pursued plans to acquire the assets of an entertainment consulting firm and a restaurant management company. The company has not yet signed a definitive agreement and the close of the acquisition would be contingent upon the Company raising funds sufficient to pay the purchase price and to support the operations of the company. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debt holders and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

April 30, 2013

(Unaudited)

Note 1 – Nature of Operations (continued)

The Company has also pursued plans to acquire a restaurant holding company. The Company has signed a definitive agreement and the close of the acquisition is contingent upon the Company resolving a continuing issue with the landlord for the restaurant company, which is expected to be completed in June 2013. The Company is intending to restructure its debt and attempt to negotiate settlements on all of its debts and seek additional capital. There is no guarantee that we will be able to close the acquisition or the restructuring of the debt.

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

As we evaluate the continuation of the current solar business, we are also exploring new potential markets and development opportunities, through expansion and acquisitions, including the acquisition of a restaurant holding company.

 Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $583,884 for the nine months ended April 30, 2013; and an accumulated deficit of $17,768,990 at April 30, 2013.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company is seeking third party debt and/or equity financing;
•	The Company is cutting operating costs, and
•	As described in Note 6, the Company has been involved in numerous acquisitions with the intent of achieving a level of profitability

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and principles of consolidation - The accompanying unaudited Condensed Consolidated Financial Statements of Alternative Energy Partners, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles accepted in the United States for complete financial statements. The unaudited Condensed Financial Statements for the interim period ended April 30, 2013 include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Financial results for the Company can be seasonal in nature. Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ended July 31, 2013. For further information, refer to the Financial Statements and footnotes thereto included in the Company’s Form 10-K for the year ended July 31, 2012 filed with the Commission on December 6, 2012.

The Company has adopted a July 31 year end.

Principals of Consolidation - The financial statements include the accounts of the Company and its wholly owned subsidiaries through the quarter ended October 31, 2012 and all intercompany transactions were eliminated in final consolidation for those periods. For the quarter ended January 31, 2013, the Company had closed its former subsidiaries, which were no longer active and is no longer consolidating their financial results.  Therefore, the results of operations and financial statements presented are those solely of the Company for the quarter ended April 30, 2013.

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

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

Allowance for Doubtful Accounts - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. There were no accounts receivable balances at April 30, 2013.

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

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

The evaluation may take into consideration expected demand, new product development; the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write - down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed. As of April 30, 2013 and July 31, 2012 inventory was $0 and $2,692, respectively, .as the entire inventory was held by now closed subsidiaries

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of equipment and improvements are provided over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives range as follows:

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. During the period ended April 30, 2013, the Company reduced the value of fixed assets by full depreciation to $0 and has disposed of all of the fixed assets.

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

April 30, 2013

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

Earnings per Share - The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of April 30, 2013 that have been excluded from the computation of diluted net loss per share amounted to 403,683,276 shares which include $284,775  of debt and accrued interest convertible into shares of the Company’s common stock.

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

Note 4 – Recent Accounting Pronouncements

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections" ("ASU 2012-03"), which provides amendments to certain paragraphs pursuant to SEC Staff Accounting Bulletin No. 114, technical amendments to SEC Release No. 33-9250 and corrections related to FASB ASU 2010-22.  ASU 2012-03 is effective for the Company for annual and interim periods ending October 31, 2012.

In January 2013, the FASB issued ASU 2013-01, " Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"), the amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The Company has adopted the amendments for its fiscal year beginning after January 1, 2013, and interim periods within those annual periods. The Company does not believe the adoption of ASU 2013-01 will have a material impact on its consolidated financial statements.

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 4 – Recent Accounting Pronouncements (continued)

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

Note 5 – Fixed Assets

Fixed assets consisted of the following:

Category	Useful Lives	April 30, 2013	July 31 2012

Furniture fixtures and equipment	5-7 years	$39,414	$39,414
Less accumulated depreciation		39,414	39,276
Net fixed assets		$-	$138

During the quarters ended April 30, 2013, and October 31, 2012 depreciation, totaling $0 and $138, respectively, was charged to selling, general and administrative expenses.

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of:

	April 30, 2013	July 31 2012
Interest for notes and convertible debentures	$10,745	$5,919
Salaries and taxes payable	10,000	10,526
Professional and other fees	86,286	119,850
	$107,031	$136,295

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 7 – Convertible Debentures

As of April 30, 2013, Notes payable and convertible notes payable consisted of the following as of:

	April 30,	July 31,
	2013	2012
Asher Enterprises, Inc. (1)
Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 50% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	$-	$27,500

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 50% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	-	9,000

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 50% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	28,425	15,397

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 45% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	28,875	7,500

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 7 – Convertible Debentures (continued)

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 45% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	22,500	-

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 45% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	11,667	-

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 50% discount to the average of the three lowest
ten-day trading prices of the Company’s common stock at date of conversion.	53,000	-

Convertible promissory note bearing interest at a rate of 8% per annum, convertible at a 50% discount to the average of the six lowest
ten-day trading prices of the Company’s common stock at date of conversion.	3,433	-

Principal balance due Asher Enterprises, Inc.	147,175	59,397
Magna Group, LLC(2)
	-	3,900
Convertible promissory note bearing interest at a rate of 12% per annum, convertible at a 50% discount to the lowest five-day trading prices of the
Company’s common stock at date of conversion.	-	2,226

Principal balance due Magna Group, LLC.	-	6,126

Hanover Holding, LLC(3)
Convertible promissory note bearing interest at a rate of 12% per annum, convertible at a 50% discount to the lowest five-day trading prices of the
Company’s common stock at date of conversion.	-	550

Principal balance due Hanover Holding, LLC	-	550
Other loans at 4/30/2013	54,000	54,000

Total notes payable, net	$201,175	$120,000

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 8 – Stockholders’ Deficit

Common Stock -

During the period between August 1, 2012 and April 30, 2013 the following transactions occurred within stockholders’ deficit:

•

Discount on notes due to beneficial conversions features were valued at $169,900.

•

Amortization of deferred compensation expense was $53,192.

•

During the period, the Company issued 17,500,000 for payment for services to consultants valued at $14,950.

During the period, the Company cancelled 1,405,838 shares issued to consultants valued at $7,127.

•

During the period, the Company converted debt of $101,233 into 321,047,309 shares of common stock.

•

During the period, the Board approved an increase in S-8 shares of 9,100,000, to pay for consulting and professional fees.

 Note 9 – Commitments and Contingencies

Management services –

As of July 1, 2012 the Company entered into an employment agreement with David Fann replacing an earlier consulting contract, including an annual $120,000 salary for a 36 month period until June 30, 2015.  In February, 2013, the Company and Mr. Fann agreed to the termination of the agreement and resolution of all amounts due to Mr. Fann in return for a one-time payment of $10,000, so no additional salary has been accrued for Mr. Fann during the quarter ended April 30, 2013.

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

Note 10 - Recapitalization

During the quarter ended January 31, 2013, the Company closed its several subsidiaries and eliminated intercompany accounts, as well as made adjustments to its own accounts to reflect the current operating structure of the Company at January 31, 2013, as reflected in its balance sheets at January 31, 2013.  These adjustments were as follows:

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

Solar Energy Initiatives, Inc.

Notes to Condensed Financial Statements

April 30, 2013

(Unaudited)

Note 11 – Subsequent Events

On April 19, 2013, the company announced that it has acquired the assets of a California-based restaurant development and operating group from its parent company, Novation Holdings, Inc.  Due to an ongoing dispute with the landlord for the current restaurant, the closing has been delayed while the issue is resolved.  It is expected that the issues will be resolved by the end of June, 2013, at which time the financial results of the acquired company will be available and those results will be reported in the next quarterly filing.

The acquired business operates a local-themed, entertainment focused bar and restaurant in Temecula California and plans to start additional, local themed entertainment restaurants in Southern California, Arizona, Texas and possibly Florida over the next three years.  The acquisition was in exchange for a combination of SNRY common and preferred stock, debt and assumption of notes. The acquired company operates House Bar & Grill in Temecula, California, which is already profitable after only a few months of operations, and plans to open multiple operating units nationwide, and possibly in Canada, either as corporate stores or as franchises to accelerate growth.

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

On April 19, 2013, the company announced that it has acquired the assets of a California-based restaurant development and operating group from its parent company, Novation Holdings, Inc.  Due to an ongoing dispute with the landlord for the current restaurant, the closing has been delayed while the issue is resolved.  It is expected that the issues will be resolved by the end of May 2013 or early in June, 2013, at which time the financial results of the acquired company will be available and those results will be reported in the next quarterly filing.

The acquired business operates a local-themed, entertainment focused bar and restaurant in Temecula California and plans to start additional, local themed entertainment restaurants in Southern California, Arizona, Texas and possibly Florida over the next three years.  The acquisition was in exchange for a combination of SNRY common and preferred stock, debt and assumption of notes. The acquired company operates House Bar & Grill in Temecula, California, which is already profitable after only a few months of operations, and plans to open multiple operating units nationwide, and possibly in Canada, either as corporate stores or as franchises to accelerate growth.

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

The following table sets forth our statements of operations data for the three months ended April 30, 2013, and 2012.

Summary Statements of Operations

	For the Three Months Ended	For the ThreeMonths Ended
	April 30, 2013	April 30. 2012

Revenues, net	$-	$-
Gross profit	-	-
Selling, general and administrative expenses	166,294	109,768
Total operating expenses	166,294	109,768
Other income(expense)	(221,879)	(24,992)
Loss from operations	(388,173)	(134,760)
Net loss	$(388,173)	$(134,760)

NINE MONTHS ENDED APRIL 30, 2013 AND 2012

Results of Operations

For the nine months ended April 30, 2013, we generated $0 in revenues from operations and we incurred a loss of $583,884 to Solar Energy Initiatives, Inc, of which $156,652 was related to interest expenses and $304,876 was related to gain/loss on deribatives. Our operating expenses included significant legal, consulting and accounting expenses, as well as business development. We expect to continue to use cash in our operating activities as continue operations. We have financed our operations since inception primarily through private sales of equity and debt securities. As of April 30, 2013, we had $12,423 in cash, and negative working capital of $(2,385,307).

Revenues

For the nine months ended April 30, 2013, we had revenues of $0 compared to $0 for the six months ended April 30, 2012.

Cost of sales and gross profit.

For the nine months ended April 30, 2013 our Cost of Goods Sold were $0 compared to $0 for the six months ended April 30, 2012.

Selling, general and administrative

Selling, general and administrative (“S, G & A”) expenses for the nine months ended April 30, 2013 were $335,581 compared with $345,279 for the same period ending April 30, 2012. Major changes in S, G & A expenses were professional fees and legal fees.

Other income (expense)

For the nine months ended April 30, 2013 interest expense was $156,652, due to interest related to convertible debentures, compared with $27,937 for the same period ending April 30, 2012. The increase in interest expense is related to amortization of debt discount.

Net Loss

Our net loss was $583,884 for the nine months ended April 30, 2013 compared with $441,283 for the period ending April 30, 2012. The net loss primarily reflects our expenses relating to business activities that have been incurred ahead of our ability to recognize material revenues from our business plan.

Liquidity and Capital Resources

As of April 30, 2013, we had cash of $12,423 and working capital deficit of $(2,385,307), compared with $146 in non-restricted cash and working capital, of ($2,130,951) as of July 31, 2012, as restated. During the quarter ended April 30, 2013, we funded our operations from convertible debt on a limited basis. For the same period in 2012, we funded our operations from convertible debt.

For the nine months ended April 30, 2013, we used $183,723 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $196,000 of net cash during the year, which resulted primarily from conversions of notes payable and notes payable proceeds. For the nine months ended April 30, 2012, we used $54,201 of cash in operations. Investing activities used $0 of cash during the year and financing activities provided $45,500 of net cash during the year, which resulted primarily from convertible debt and notes payable proceeds.

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

To operate our current business groups, we may need up to $1.25 million in funds over the next twelve months. Part of this funding may be needed as the time required to realize revenues and cash from large commercial projects can be lengthy, with costs to develop these projects incurred up front. As of April 30, 2013 we had approximately $12,423 in cash on hand, which means there will be an anticipated shortfall of $1.25 million as we project our current cash requirements for the next twelve months. To sustain operations and continue development, we expect that will need to raise additional capital. As of April 30, 2013, there were no known demands or commitments, other than the notes to the seller and consulting agreements that will necessitate liquidation of the Company. The current level of cash is not enough to cover the notes and consulting agreements for the next twelve months.

Assuming we are successful in our restructuring debt and new marketing development efforts we believe that we will be able to raise additional funds through the sale of our stock to either current or new shareholders. Of course there is no guarantee that we will be able to raise additional funds or to do so at an advantageous price.

Significant Capital Expenditures

During the nine months ended April 30, 2013, we acquired $0 of business assets, and furniture and equipment for office purposes. We use these assets in our business operations. As we continue to grow it will be necessary to purchase additional equipment.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Pursuant to Item 305(e) of Regulation S-K the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of April 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been judgments on the Company in the amounts of approximately $11,000, which have been reserved for within the financial statements as of April 30, 2013.

Item 1A. RISK FACTORS

As a small company, we are not required to provide risk factors in this Report, and instead incorporate by reference the Risk Factors contained in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended July 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the quarter ended April 30, 2013, we issued an aggregate of 244,550,057 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $67,038. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act of 1933 as well as Section 4(2) of the Securities Act of 1933.

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

SOLAR ENERGY INITIATIVES, INC.

Dated: June 13, 2013	By:	/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
(Principal Executive Officer)