Form 10-Q/A
period 2013-01-31
Solar Energy Initiatives, Inc.
filed 2013-11-22
CIK 1421665

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

This amended report is filed solely to include the required certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the original filing.

1

PART I – FINANCIAL INFORMATION

ITEM 1-  FINANCIAL STATEMENTS

SOLAR ENERGY INITIATIVES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$146
Inventory	-	2,692

Total current assets	-	2,838

Fixed assets, net	-	138
Total assets	$-0	$2,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$1,077,457	$985,421
Contingent reserve	892,000	892,000
Accrued expenses,	117,076	136,295
Convertible debentures, net of debt discount of $31,067 and $68,427, respectively)	185,763	120,073

Total current liabilities	2,272,296	2,133,789

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par; 10,000,000 authorized no shares issued and outstanding,	-	-
Common stock, $0.001 par; 750,000,000 authorized 106,691,751 and 26,500,337 issued and outstanding at January 31, 2013 and July 31, 2012, respectively	106,692	26,500
Paid-in capital	15,071,310	15,087,859
Deferred compensation	(6,874)	(60,066)
Accumulated deficit	(17,443,424)	(17,185,106)

Total stockholders’ (deficit)	(2,272,296)	(2,130,813)
Total liabilities and stockholders’ (deficit)	$-	$2,976

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

SOLAR ENERGY INITIATIVES, INC.
Ember 21, 203	By:	/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
(Principal Executive and Financial Officer)