Form 10-Q/A
period 2013-04-30
Solar Energy Initiatives, Inc.
filed 2013-11-22
CIK 1421665

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

This Quarterly Report is being amended solely to include the required certifications in the correct format under Section 302 of the Sarbanes-Oxley Act of 2002.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

 ITEM 4. Reserved

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR ENERGY INITIATIVES, INC.

Dated: November 21, 2013	By:	/s/ Michael Gelmon
Michael Gelmon
Chief Executive Officer
(Principal Executive Officer)