Form 10-Q/A
period 2013-04-30
Solar Energy Initiatives, Inc.
filed 2014-01-08
CIK 1421665

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

5005 Elbow Drive SW, Suite 207

Calgary, Alberta, Canada T2S2T6

(Address of principal executive offices including zip code)

1800 NW Corporate Boulevard, Suite 201

Boca Raton, FL 33431

(Former address if changed since last filing)

(403) 287-8803

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

Yes [X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 13, 2013, the Company had 364,241,808 shares of its common stock, par value per share $0.001, issued and outstanding.

SOLAR ENERGY INITIATIVES, INC.

Form 10-Q/A for the Quarter Ended April 30, 2013

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

This Quarterly Report is being amended solely to reflect that the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act.

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

The acquired business operates a local-themed, entertainment focused bar and restaurant in Temecula California and plans to start additional, local themed entertainment restaurants in Southern California, Arizona, Texas and possibly Florida over the next three years.  The acquisition will be in exchange for a combination of SNRY common and preferred stock, debt and assumption of notes. The acquired company operates House Bar & Grill in Temecula, California, which is already profitable after only a few months of operations, and plans to open multiple operating units nationwide, and possibly in Canada, either as corporate stores or as franchises to accelerate growth.

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